Form 10-Q
period 2023-06-30
OPENLANE, Inc.
filed 2023-08-03
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-34568

OPENLANE, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	20-8744739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11299 N. Illinois Street, Carmel, Indiana 46032
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (800) 923-3725
KAR Auction Services, Inc.
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of July 31, 2023, 109,454,886 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

OPENLANE, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
OPENLANE, Inc.
Consolidated Statements of Income (Loss)
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues
Auction fees	$103.3	$99.2	$203.2	$200.6
Service revenue	155.7	147.3	321.3	284.8
Purchased vehicle sales	60.4	45.8	115.9	92.1
Finance-related revenue	97.5	91.9	197.1	176.1
Total operating revenues	416.9	384.2	837.5	753.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	222.6	211.9	446.8	422.7
Selling, general and administrative	111.2	124.1	219.2	243.0
Depreciation and amortization	26.8	25.9	49.8	51.9
Goodwill and other intangibles impairment	250.8	—	250.8	—
Total operating expenses	611.4	361.9	966.6	717.6
Operating profit (loss)	(194.5)	22.3	(129.1)	36.0
Interest expense	38.8	25.9	77.1	51.5
Other (income) expense, net	(21.3)	4.0	(14.2)	5.2
Loss on extinguishment of debt	1.1	7.7	1.1	7.7
Income (loss) from continuing operations before income taxes	(213.1)	(15.3)	(193.1)	(28.4)
Income taxes	(19.3)	(9.9)	(12.0)	(14.6)
Income (loss) from continuing operations	(193.8)	(5.4)	(181.1)	(13.8)
Income from discontinued operations, net of income taxes	—	215.6	—	223.7
Net income (loss)	$(193.8)	$210.2	$(181.1)	$209.9
Net income (loss) per share - basic
Income (loss) from continuing operations	$(1.87)	$(0.10)	$(1.86)	$(0.23)
Income from discontinued operations	—	1.38	—	1.44
Net income (loss) per share - basic	$(1.87)	$1.28	$(1.86)	$1.21
Net income (loss) per share - diluted
Income (loss) from continuing operations	$(1.87)	$(0.10)	$(1.86)	$(0.23)
Income from discontinued operations	—	1.38	—	1.44
Net income (loss) per share - diluted	$(1.87)	$1.28	$(1.86)	$1.21

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(193.8)	$210.2	$(181.1)	$209.9
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	9.0	(15.4)	11.4	(14.3)
Unrealized gain (loss) on interest rate derivatives, net of tax	—	(3.4)	—	5.7
Total other comprehensive income (loss), net of tax	9.0	(18.8)	11.4	(8.6)
Comprehensive income (loss)	$(184.8)	$191.4	$(169.7)	$201.3

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$242.4	$225.7
Restricted cash	30.1	52.0
Trade receivables, net of allowances of $19.6 and $15.8	314.7	270.7
Finance receivables, net of allowances of $21.0 and $21.5	2,397.3	2,395.1
Other current assets	99.6	78.9
Total current assets	3,084.1	3,022.4
Other assets
Goodwill	1,243.6	1,464.5
Customer relationships, net of accumulated amortization of $429.4 and $417.3	126.2	135.9
Other intangible assets, net of accumulated amortization of $439.4 and $406.0	196.3	231.3
Operating lease right-of-use assets	79.8	84.8
Property and equipment, net of accumulated depreciation of $188.8 and $197.7	118.9	123.6
Other assets	48.5	57.3
Total other assets	1,813.3	2,097.4
Total assets	$4,897.4	$5,119.8

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	June 30, 2023	December 31, 2022
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities
Accounts payable	$625.7	$551.2
Accrued employee benefits and compensation expenses	34.4	31.9
Accrued interest	8.0	7.8
Other accrued expenses	70.5	79.1
Income taxes payable	2.3	6.9
Obligations collateralized by finance receivables	1,717.4	1,677.6
Current maturities of long-term debt	187.9	288.7
Total current liabilities	2,646.2	2,643.2
Non-current liabilities
Long-term debt	201.0	205.3
Deferred income tax liabilities	22.0	54.0
Operating lease liabilities	74.9	79.7
Other liabilities	6.4	6.8
Total non-current liabilities	304.3	345.8
Commitments and contingencies (Note 11)
Temporary equity
Series A convertible preferred stock	612.5	612.5
Stockholders' equity
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
June 30, 2023: 109,434,886
December 31, 2022: 108,914,678	1.1	1.1
Additional paid-in capital	751.8	743.8
Retained earnings	619.6	822.9
Accumulated other comprehensive loss	(38.1)	(49.5)
Total stockholders' equity	1,334.4	1,518.3
Total liabilities, temporary equity and stockholders' equity	$4,897.4	$5,119.8

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2023	109.2	$1.1	$747.4	$824.5	$(47.1)	$1,525.9
Net loss				(193.8)		(193.8)
Other comprehensive income					9.0	9.0
Issuance of common stock under stock plans	0.3		0.3			0.3
Surrender of RSUs for taxes	(0.1)		(1.2)			(1.2)
Stock-based compensation expense			5.3			5.3
Dividends on preferred stock				(11.1)		(11.1)
Balance at June 30, 2023	109.4	$1.1	$751.8	$619.6	$(38.1)	$1,334.4

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	108.9	$1.1	$743.8	$822.9	$(49.5)	$1,518.3
Net loss				(181.1)		(181.1)
Other comprehensive income					11.4	11.4
Issuance of common stock under stock plans	0.7		1.6			1.6
Surrender of RSUs for taxes	(0.2)		(2.5)			(2.5)
Stock-based compensation expense			8.9			8.9
Dividends on preferred stock				(22.2)		(22.2)
Balance at June 30, 2023	109.4	$1.1	$751.8	$619.6	$(38.1)	$1,334.4

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
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

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income (loss)	$(181.1)	$209.9
Net income from discontinued operations	—	(223.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49.8	51.9
Provision for credit losses	28.4	5.5
Deferred income taxes	(29.1)	(2.7)
Amortization of debt issuance costs	4.4	6.0
Stock-based compensation	8.9	19.3
Contingent consideration adjustment	1.3	—
Net change in unrealized (gain) loss on investment securities	(0.1)	6.2
Investment and note receivable impairment	11.0	—
Goodwill and other intangibles impairment	250.8	—
Loss on extinguishment of debt	1.1	7.7
Other non-cash, net	0.8	0.2
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(76.2)	(19.1)
Accounts payable and accrued expenses	75.2	(64.3)
Payments of contingent consideration in excess of acquisition-date fair value	(2.6)	(26.1)
Net cash provided by (used by) operating activities - continuing operations	142.6	(29.2)
Net cash used by operating activities - discontinued operations	(0.1)	(310.1)
Investing activities
Net increase in finance receivables held for investment	(24.4)	(156.4)
Purchases of property, equipment and computer software	(26.9)	(31.5)
Investments in securities	(0.6)	(5.6)
Proceeds from sale of investments	—	0.3
Proceeds from the sale of property and equipment	0.3	—
Net cash used by investing activities - continuing operations	(51.6)	(193.2)
Net cash provided by investing activities - discontinued operations	7.0	2,066.4
Financing activities
Net (decrease) increase in book overdrafts	(2.2)	3.7
Net increase in borrowings from lines of credit	39.2	4.1
Net increase in obligations collateralized by finance receivables	33.1	88.5
Payments for debt issuance costs/amendments	(5.3)	—
Payments on long-term debt	—	(928.6)
Payment for early extinguishment of debt	(140.1)	—
Payments on finance leases	(1.1)	(2.4)
Payments of contingent consideration and deferred acquisition costs	(12.4)	(3.5)
Issuance of common stock under stock plans	1.6	0.9
Tax withholding payments for vested RSUs	(2.5)	(2.5)
Repurchase and retirement of common stock	—	(82.1)
Dividends paid on Series A Preferred Stock	(22.2)	—
Net cash used by financing activities - continuing operations	(111.9)	(921.9)
Net cash provided by financing activities - discontinued operations	—	10.8
Net change in cash balances of discontinued operations	—	12.4
Effect of exchange rate changes on cash	8.8	(6.1)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5.2)	629.1
Cash, cash equivalents and restricted cash at beginning of period	277.7	203.4
Cash, cash equivalents and restricted cash at end of period	$272.5	$832.5
See accompanying condensed notes to consolidated financial statements

Supplemental Disclosure of Cash Flow Information
(In millions)	Six Months Ended June 30,
	2023	2022
Cash paid for interest, net of proceeds from interest rate derivatives	$72.8	$45.0
Cash paid for taxes, net of refunds - continuing operations	$21.4	$243.2

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2023 (Unaudited)

Note 1—Basis of Presentation and Nature of Operations
Defined Terms
Unless otherwise indicated or unless the context otherwise requires, the following terms used herein shall have the following meanings:
•"we," "us," "our," "OPENLANE" and "the Company" refer, collectively, to OPENLANE, Inc. (f/k/a KAR Auction Services, Inc.) and its subsidiaries, unless the context requires otherwise;
•"ADESA" or "ADESA Auctions" refer, collectively, to ADESA, Inc., a wholly-owned subsidiary of OPENLANE, and ADESA, Inc.'s subsidiaries, including OPENLANE US, Inc. (together with OPENLANE US, Inc.'s subsidiaries, "OPENLANE US"), BacklotCars, Inc. ("BacklotCars"), CARWAVE LLC ("CARWAVE"), Nth Gen Software Inc. ("TradeRev"), ADESA Remarketing Limited ("ADESA U.K.") and ADESA Europe NV and its subsidiaries ("ADESA Europe");
•"ADESA U.S. physical auction business," "ADESA U.S. physical auctions" and "ADESA U.S." refer to the auction sales, operations and staff at ADESA’s U.S. vehicle logistics centers, which were sold to Carvana Group, LLC (together with Carvana Co. and its subsidiaries, "Carvana") in May 2022;
•"AFC" refers, collectively, to Automotive Finance Corporation, a wholly-owned subsidiary of ADESA, and Automotive Finance Corporation's subsidiaries and other related entities;
•"Credit Agreement" refers to the Credit Agreement, dated June 23, 2023 (as amended, amended and restated, modified or supplemented from time to time), among the Company, as the borrower, the several banks and other financial institutions or entities from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for a $325 million senior secured revolving credit facility due June 23, 2028 (the "Revolving Credit Facility");
•"Previous Credit Agreement" refers to the Amended and Restated Credit Agreement, dated March 11, 2014 (as amended, amended and restated, modified or supplemented prior to the date of the Credit Agreement), among the Company, as the borrower, the several banks and other financial institutions or entities party thereto and JPMorgan Chase Bank N.A., as administrative agent. The Previous Credit Agreement provided for a $950 million senior secured term loan B-6 facility due September 19, 2026 ("Term Loan B-6"), of which the outstanding amount was fully repaid in May 2022, and a $325 million senior secured revolving credit facility due September 19, 2024 (the "Previous Revolving Credit Facility"), which was replaced by the Revolving Credit Facility in June 2023;
•"IAA" refers, collectively, to Insurance Auto Auctions, Inc., formerly a wholly-owned subsidiary of OPENLANE, and Insurance Auto Auctions, Inc.'s subsidiaries and other related entities;
•"OPENLANE, Inc." refers to the Company and not to its subsidiaries;
•"Senior notes" refers to the 5.125% senior notes due 2025 ($210 million aggregate principal was outstanding at June 30, 2023); and
•"Series A Preferred Stock" refers to the Series A Convertible Preferred Stock, par value $0.01 per share (634,305 shares of Series A Preferred Stock were outstanding at June 30, 2023 and December 31, 2022.
Business and Nature of Operations
As announced in May 2023, over the next several months, OPENLANE is becoming the go-to-market brand for the Company's digital marketplaces throughout the U.S., Canada and Europe. OPENLANE is a leading digital marketplace for used vehicles, connecting sellers and buyers across North America and Europe to facilitate fast, easy and transparent transactions. Our portfolio of integrated technology, data analytics, financing, logistics, reconditioning and other remarketing solutions, combined with our vehicle logistics centers in Canada, help advance our purpose: to make wholesale easy so our customers can be more successful. As of June 30, 2023, the Marketplace segment serves a domestic and international customer base through digital marketplaces and 14 vehicle logistics center locations across Canada.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2023 (Unaudited)
For our commercial sellers, our software platform supports private label digital remarketing sites and provides comprehensive solutions to our automobile manufacturer, captive finance company and other commercial customers.
For dealer customers, the Company also operates BacklotCars and OPENLANE Canada digital marketplace platforms that facilitate real-time transactions between automotive dealers, coast-to-coast in the United States and Canada. The CARWAVE digital auction platform was integrated with BacklotCars in the fourth quarter of 2022, adding additional features and functionality to the BacklotCars marketplace, including a live auction format that allows dealers to sell and source inventory in a fast-paced, head-to-head bidding environment.
In Europe, our digital marketplaces also include ADESA U.K. and ADESA Europe, serving customers in the United Kingdom and Continental Europe through a consolidated online wholesale used vehicle platform.
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
AFC is a leading provider of floorplan financing primarily to independent used vehicle dealers and this financing is provided through approximately 100 locations throughout the United States and Canada as of June 30, 2023. Floorplan financing supports independent used vehicle dealers in North America who purchase vehicles at BacklotCars (including CARWAVE), OPENLANE Canada (ADESA and TradeRev), and other used vehicle and salvage auctions. In addition, AFC provides financing for dealer inventory purchased directly from wholesalers, other dealers and directly from consumers, as well as providing liquidity for customer trade-ins which encompasses settling lien holder payoffs. AFC also provides title services for their customers.
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

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2023 (Unaudited)
Note 2—Acquisition
Contingent Payment Related to Prior Year Acquisition
Some of the purchase agreements related to prior year acquisitions have included additional payments over a specified period, including contingent payments based on certain conditions and performance. In the second quarter of 2023, we made a contingent consideration payment related to the Auction Frontier acquisition of $15.0 million. For the three months ended June 30, 2023, adjustments to estimated contingent consideration associated with the Auction Frontier acquisition increased contingent consideration and impacted “Other (income) expense, net” by approximately $1.3 million.
Note 3—Sale of ADESA U.S. Physical Auction Business and Discontinued Operations
In February 2022, the Company announced that it had entered into a definitive agreement with Carvana, pursuant to which Carvana would acquire the ADESA U.S. physical auction business from the Company (the "Transaction"). The Transaction was completed in May 2022 for approximately $2.2 billion in cash and included all auction sales, operations and staff at ADESA’s U.S. vehicle logistics centers and use of the ADESA.com marketplace in the U.S. The net proceeds received in connection with the Transaction were included in "Net cash provided by investing activities - discontinued operations" in the consolidated statement of cash flow for the year ended December 31, 2022. In connection with the Transaction, the Company and Carvana entered into various agreements to provide a framework for their relationship after the Transaction, including a transition services agreement for a transitional period and a commercial agreement for a term of 7 years that provides for platform and other fees for services rendered. For the six months ended June 30, 2023, the Company has received a net cash inflow from the commercial agreement and transition services agreement of approximately $57.0 million, which includes the transportation services noted below.
The Company provided transportation services of $21.0 million and $42.9 million to the ADESA U.S. physical auctions for the three and six months ended June 30, 2023, respectively, and $18.4 million and $36.1 million for the three and six months ended June 30, 2022, respectively.
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
The following table presents the results of operations for the ADESA U.S. physical auction business that have been reclassified to discontinued operations for all periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues	$—	$85.9	$—	$305.9
Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	66.3	—	224.9
Selling, general and administrative	—	24.9	—	68.8
Depreciation and amortization	—	—	—	11.2
Total operating expenses	—	91.2	—	304.9
Operating profit (loss)	—	(5.3)	—	1.0
Interest expense	—	—	—	0.1
Other (income) expense, net	—	(2.3)	—	(8.4)
Income (loss) from discontinued operations before gain on disposal and income taxes	—	(3.0)	—	9.3
Pretax gain on disposal of discontinued operations	—	533.7	—	533.7
Income taxes	—	315.1	—	319.3
Income (loss) from discontinued operations	$—	$215.6	$—	$223.7

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2023 (Unaudited)
Note 4—Stock and Stock-Based Compensation Plans
The KAR Auction Services, Inc. Amended and Restated 2009 Omnibus Stock and Incentive Plan ("Omnibus Plan") is intended to provide equity and/or cash-based awards to our executive officers and key employees. Our stock-based compensation expense includes expense associated with service-based options ("service options"), market-based options ("market options"), performance-based restricted stock units ("PRSUs") and service-based restricted stock units ("RSUs"). We have determined that the service options, market options, PRSUs and RSUs should be classified as equity awards.
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
PRSUs	$2.0	$11.9	$1.9	$13.8
RSUs	2.4	1.1	5.2	2.5
Service options	0.1	0.2	0.3	0.4
Market options	0.8	1.1	1.5	2.6
Total stock-based compensation expense	$5.3	$14.3	$8.9	$19.3
PRSUs
In the first six months of 2023, we granted a target amount of approximately 0.5 million PRSUs to certain executive officers of the Company. Three quarters of the PRSUs vest if and to the extent that the Company's three-year cumulative Adjusted EBITDA ("Adjusted EBITDA PRSUs") attains certain specified goals. The other one quarter of the PRSUs vest if and to the extent that the Company's total shareholder return relative to that of companies within the S&P SmallCap 600 ("TSR PRSUs") exceeds certain levels over the three-year period ending December 31, 2025. The weighted average grant date fair value of the Adjusted EBITDA PRSUs was $14.22 per share, which was determined using the closing price of the Company's common stock on the dates of grant. The weighted average grant date fair value of the TSR PRSUs was $21.58 per share and was developed with a Monte Carlo simulation using a multivariate Geometric Brownian Motion.
RSUs
In the first six months of 2023, approximately 0.6 million RSUs were granted to certain management members of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The fair value of RSUs is the value of the Company's common stock at the date of grant and the weighted average grant date fair value of the RSUs was $14.17 per share.
Service Options
In the second quarter of 2023, we granted approximately 0.1 million service options with a weighted average exercise price of $14.83 per share to a new executive officer of the Company. The service options have a life of ten years and vest in equal annual installments on each of the first four anniversaries of the grant date. The weighted average fair value of the service options granted in the second quarter of 2023 was $7.14 per share. The fair value of the service options granted was estimated on the date of grant using the Black-Scholes option pricing model with an expected life of 6.25 years, an expected volatility of 44.31%, an expected dividend yield of 0.0% and a weighted average risk-free interest rate of 3.38%.
Market Options
In the second quarter of 2023, we granted approximately 0.2 million market options with a weighted average exercise price of $14.83 per share to a new executive officer of the Company. The market options have a life of ten years and have a service component along with an additional market component. The market options become eligible to vest and become exercisable in equal increments, each upon the later to occur of (i) the first four anniversaries of the grant date, respectively, and (ii) for each respective 25% increment, the attainment of the Company's closing stock price at or above $5, $10, $15 and $20 over the exercise price, for 20 consecutive trading days.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2023 (Unaudited)
The weighted average fair value of the market options granted in the second quarter of 2023 was $6.91 per share. The fair value and requisite service period of the market options was developed with a Monte Carlo simulation using a multivariate Geometric Brownian Motion with a drift equal to the risk-free rate.
Share Repurchase Program
In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company's outstanding common stock, par value $0.01 per share, through October 30, 2021. In October 2021, the board of directors authorized an extension of the October 2019 share repurchase program through December 31, 2022. On April 27, 2022, the board of directors authorized an increase in the size of the Company’s $300 million share repurchase program by an additional $200 million and an extension of the share repurchase program through December 31, 2023. At June 30, 2023, approximately $126.9 million of the Company's outstanding common stock remained available for repurchase under the 2019 share repurchase program. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. This program does not oblige the Company to repurchase any dollar amount or any number of shares under the authorization, and the program may be suspended, discontinued or modified at any time, for any reason and without notice. No shares of common stock were repurchased during the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, we repurchased and retired 5,430,789 shares of common stock in the open market at a weighted average price of $15.11 per share.
Note 5—Income (Loss) from Continuing Operations Per Share
The following table sets forth the computation of income (loss) from continuing operations per share (in millions except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (loss) from continuing operations	$(193.8)	$(5.4)	$(181.1)	$(13.8)
Series A Preferred Stock dividends	(11.1)	(10.9)	(22.2)	(21.6)
Income from continuing operations attributable to participating securities	—	3.8	—	8.0
Income (loss) from continuing operations attributable to common stockholders	$(204.9)	$(12.5)	$(203.3)	$(27.4)
Weighted average common shares outstanding	109.6	119.5	109.4	120.4
Effect of dilutive stock options and restricted stock awards	—	—	—	—
Weighted average common shares outstanding and potential common shares	109.6	119.5	109.4	120.4
Income (loss) from continuing operations per share
Basic	$(1.87)	$(0.10)	$(1.86)	$(0.23)
Diluted	$(1.87)	$(0.10)	$(1.86)	$(0.23)
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
The effect of stock options and restricted stock on income from continuing operations per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. As a result of the spin-off, there are IAA employees who hold OPENLANE equity awards included in the calculation. Stock options that would have an anti-dilutive effect on income from continuing operations per diluted share, unexercisable market options and PRSUs subject to

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2023 (Unaudited)
performance conditions which have not yet been satisfied are excluded from the calculations. In accordance with U.S. GAAP, no potential common shares were included in the computation of diluted income from continuing operations per share for the three and six months ended June 30, 2023 and June 30, 2022, because to do so would have been anti-dilutive based on the period undistributed loss from continuing operations. Total options outstanding at June 30, 2023 and 2022 were 5.0 million and 5.0 million, respectively.
Note 6—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2026. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at June 30, 2023.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$300 million on June 30, 2023. In March 2023, AFCI entered into the Receivables Purchase Agreement (the "Canadian Receivables Purchase Agreement"). The Canadian Receivables Purchase Agreement increased AFCI's committed liquidity from C$225 million to C$300 million and the facility's maturity date remains January 31, 2026. In addition, provisions providing a mechanism for determining alternative rates of interest were added. We capitalized approximately $0.5 million of costs in connection with the Canadian Receivables Purchase Agreement. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit loss charge-offs less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	June 30, 2023		Net Credit Losses Three Months Ended June 30, 2023	Net Credit Losses Six Months Ended June 30, 2023
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,414.7	$14.4	$12.2	$24.7
Other loans	3.6	—	—	—
Total receivables managed	$2,418.3	$14.4	$12.2	$24.7

	December 31, 2022		Net Credit Losses Three Months Ended June 30, 2022	Net Credit Losses Six Months Ended June 30, 2022
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,409.9	$17.5	$1.4	$2.8
Other loans	6.7	—	—	—
Total receivables managed	$2,416.6	$17.5	$1.4	$2.8

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2023 (Unaudited)
The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	June 30, 2023	June 30, 2022
Allowance for Credit Losses
Balance at December 31	$21.5	$23.0
Provision for credit losses	24.2	1.3
Recoveries	4.2	4.5
Less charge-offs	(28.9)	(7.3)
Balance at end of period	$21.0	$21.5
As of June 30, 2023 and December 31, 2022, $2,416.7 million and $2,396.6 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. Obligations collateralized by finance receivables consisted of the following:

	June 30, 2023	December 31, 2022
Obligations collateralized by finance receivables, gross	$1,734.1	$1,697.0
Unamortized securitization issuance costs	(16.7)	(19.4)
Obligations collateralized by finance receivables	$1,717.4	$1,677.6
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Previous Credit Agreement. At June 30, 2023, we were in compliance with the covenants in the securitization agreements.
Note 7—Goodwill and Other Intangible Assets
Goodwill consisted of the following (in millions):

	Marketplace	Finance	Total
Balance at December 31, 2022 (1)(2)	$1,223.6	$240.9	$1,464.5
Impairment	(225.3)	—	(225.3)
Foreign currency	4.4	—	4.4
Balance at June 30, 2023 (1)(2)	$1,002.7	$240.9	$1,243.6
(1) Marketplace amounts are net of accumulated goodwill impairment charges of $25.5 million and $250.8 million at December 31, 2022 and June 30, 2023, respectively.
(2) Finance amounts are net of accumulated goodwill impairment charges of $161.5 million and $161.5 million at December 31, 2022 and June 30, 2023, respectively.
Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. The Company tests goodwill and indefinite-lived tradenames for impairment at the reporting unit level annually during the second quarter, or more frequently if events or changes in circumstances indicate that impairment may exist. When performing the impairment assessment, the fair value of the Company's reporting units are estimated using the expected present value of future cash flows (Level 3 inputs).

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2023 (Unaudited)
As part of this annual process, in the second quarter of 2023 the Company updated its forecasts for all of its reporting units, including an updated estimate for near-term and long-term revenue growth rates reflecting a slower overall recovery in vehicle volumes. Discount rates and other cash flow assumptions used in the valuations were also adjusted. As a result of this impairment assessment, it was determined that the fair value was lower than the carrying value for our U.S. Dealer-to-Dealer and Europe reporting units (both within the Marketplace segment). Accordingly, the Company recorded non-cash goodwill impairment charges totaling $218.9 million related to our U.S. Dealer-to-Dealer reporting unit and $6.4 million related to our Europe reporting unit. The goodwill impairment charge related to our U.S. Dealer-to-Dealer reporting unit relates to tax deductible goodwill, and as such the impairment resulted in a deferred tax benefit of $52.5 million. The goodwill impairment related to our U.S. Dealer-to-Dealer reporting unit was primarily driven by lower near-term and long-term revenue growth associated with a slower overall recovery in vehicle volumes. The goodwill impairment related to our Europe reporting unit was driven by combining two previously separate reporting units (ADESA U.K. and ADESA Europe) into a single reporting unit. Including ADESA U.K. in the reporting unit resulted in a reduction in the overall fair value of the combined reporting unit, resulting in an impairment charge. Goodwill impairment was not identified in any other reporting unit in the second quarter of 2023. The impairment charges were reported as a component of "Goodwill and other intangibles impairment" in the consolidated statements of income.
As a result of the second quarter 2023 impairment charges, the carrying value of the U.S. Dealer-to-Dealer and Europe reporting units now approximate fair value. As of June 30, 2023, the remaining carrying value of goodwill related to the U.S. Dealer-to-Dealer and Europe reporting units was $87.3 million and $119.4 million, respectively.
In addition, the second quarter 2023 announcement of the rebrand to an OPENLANE branded marketplace from the ADESA branded marketplaces served as a triggering event requiring a re-evaluation of the useful life and impairment of the ADESA tradename. As such, the Company evaluated the $122.8 million carrying amount of its indefinite-lived ADESA tradename, resulting in a non-cash impairment charge totaling $25.5 million in the second quarter of 2023 and associated deferred tax benefit of $6.5 million (within the Marketplace segment). The impairment charge was reported as a component of "Goodwill and other intangibles impairment" in the consolidated statements of income. The ADESA tradename is expected to continue to generate cash flows pursuant to the purchase and commercial agreements with Carvana and its affiliates for a defined period. The fair value of the ADESA tradename was estimated using the royalty savings method (Level 3 inputs). Furthermore, as a result of the rebrand to OPENLANE, the ADESA tradename is no longer deemed to have an indefinite life and its remaining carrying amount of $97.3 million will be amortized over a remaining useful life of approximately 6 years.
The deferred tax benefits of $52.5 million and $6.5 million associated with the goodwill and tradename impairments, respectively, resulted in the U.S. being in a net deferred tax asset position. Due to the three year cumulative loss related to U.S. operations, we recorded a $29.6 million valuation allowance against the U.S. net deferred tax asset.
Note 8—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate*		Maturity	June 30, 2023	December 31, 2022
Revolving Credit Facility	Adjusted Term SOFR	+ 2.25%	June 23, 2028	$162.0	$—
Previous Revolving Credit Facility	Adjusted LIBOR	+ 1.75%	September 19, 2024	—	145.0
Senior notes		5.125%	June 1, 2025	210.0	350.0
European lines of credit	Euribor	+ 1.25%	Repayable upon demand	25.9	3.7
Total debt				397.9	498.7
Unamortized debt issuance costs/discounts				(9.0)	(4.7)
Current portion of long-term debt				(187.9)	(288.7)
Long-term debt				$201.0	$205.3
*The interest rates presented in the table above represent the rates in place at June 30, 2023.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2023 (Unaudited)
Credit Facilities
On June 23, 2023, we entered into the Credit Agreement, which replaces the Previous Credit Agreement, and provides for, among other things, the Revolving Credit Facility. As a result of replacing the Previous Revolving Credit Facility, we incurred a non-cash loss on the extinguishment of debt of $0.4 million in the second quarter of 2023. The loss was the result of the write-off of unamortized debt issuance costs associated with lenders that are not participating in the Revolving Credit Facility. We capitalized approximately $6.6 million of debt issuance costs in connection with the Credit Agreement.
In May 2022, the Company prepaid the $926.2 million outstanding balance on Term Loan B-6 (part of the Previous Credit Agreement) with proceeds from the Transaction. As a result of the prepayment, we incurred a non-cash loss on the extinguishment of debt of $7.7 million in the second quarter of 2022. The loss was primarily a result of the write-off of unamortized debt issuance costs/discounts associated with Term Loan B-6.
The Revolving Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Revolving Credit Facility also includes a $65 million sub-limit for the issuance of letters of credit and a $60 million sub-limit for swingline loans.
Loans under the Revolving Credit Facility bear interest at a rate calculated based on the type of borrowing (at the Company's election, either Adjusted Term SOFR Rate or Base Rate (each as defined in the Credit Agreement)) and the Company’s Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), with such rate ranging from 2.75% to 2.25% for Adjusted Term SOFR Rate loans and from 1.75% to 1.25% for Base Rate loans. The Company also pays a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Revolving Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio.
The obligations of the Company under the Revolving Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) first priority security interests in substantially all other assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum Consolidated Senior Secured Net Leverage Ratio, not to exceed 3.5 as of the last day of each fiscal quarter (commencing with September 30, 2023) on which any loans under the Revolving Credit Facility are outstanding. We were in compliance with the applicable covenants in the Credit Agreement at June 30, 2023.
As of June 30, 2023 and December 31, 2022, $162.0 million and $145.0 million was drawn on the Revolving Credit Facility and the Previous Revolving Credit Facility, respectively. In addition, we had related outstanding letters of credit in the aggregate amount of $58.0 million and $19.0 million at June 30, 2023 and December 31, 2022, respectively, which reduce the amount available for borrowings under the respective revolving credit facility.
Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. The Company pays interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year. The senior notes may be redeemed at par as of June 1, 2023. The senior notes are guaranteed by the Subsidiary Guarantors. In June 2023, in connection with a previously announced offer to purchase, we prepaid $140 million of the senior notes at par with proceeds from the Transaction. We incurred a loss on the extinguishment of the senior notes of $0.7 million in the second quarter of 2023 primarily representative of the write-off of unamortized debt issuance costs associated with the portion of the senior notes repaid, as well as purchase offer expenses.
European Lines of Credit
ADESA Europe has lines of credit aggregating $32.7 million (€30 million). The lines of credit have an aggregate $25.9 million and $3.7 million of borrowings outstanding at June 30, 2023 and December 31, 2022, respectively. The lines of credit are secured by certain inventory and receivables at ADESA Europe subsidiaries.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2023 (Unaudited)
Fair Value of Debt
As of June 30, 2023, the estimated fair value of our long-term debt amounted to $392.9 million. The estimates of fair value were based on broker-dealer quotes (Level 2 inputs) for our debt as of June 30, 2023. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Note 9—Derivatives
In January 2020, we entered into three pay-fixed interest rate swaps with an aggregate notional amount of $500 million to swap variable rate interest payments under our term loan for fixed interest payments bearing a weighted average interest rate of 1.44%, for a total interest rate of 3.69%. The interest rate swaps had a five-year term, each maturing on January 23, 2025.
We originally designated the interest rate swaps as cash flow hedges. The changes in the fair value of the interest rate swaps that were included in the assessment of hedge effectiveness were recorded as a component of "Accumulated other comprehensive income." The earnings impact of the interest rate derivatives designated as cash flow hedges was recorded upon the recognition of the interest related to the hedged debt. In February 2022, we discontinued hedge accounting as we concluded that the forecasted interest rate payments were no longer probable of occurring in consideration of the Transaction and expected repayment of Term Loan B-6. As a result, the increase in the fair value of the swaps from the time of hedge accounting discontinuance to March 31, 2022 was recognized as an $8.7 million unrealized gain in "Interest expense" in the consolidated statement of income for the three months ended March 31, 2022. In connection with the repayment of Term Loan B-6 in May 2022, we entered into swap termination agreements. We received $16.7 million to settle and terminate the swaps, which was recognized as a realized gain in "Interest expense" in the consolidated statement of income for the three and six months ended June 30, 2022. For the three months ended June 30, 2022, we reclassified $3.4 million of unrealized gain, net of tax of $1.2 million, from accumulated other comprehensive income and for the six months ended June 30, 2022, we reclassified $5.7 million of unrealized loss, net of tax of $1.8 million. The amounts reclassified from accumulated other comprehensive income in the three- and six-month periods related to the repayment of Term Loan B-6 in full and the recognition of interest and the repayment of Term Loan B-6 in full, respectively.
Note 10—Other (Income) Expense, Net
Other (income) expense, net consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Change in realized and unrealized (gains) losses on investment securities, net	$(0.2)	$3.2	$(0.1)	$6.2
Foreign currency (gains) losses	0.3	3.3	0.4	4.5
Investment and note receivable impairment	—	—	11.0	—
Early termination of contractual arrangement	(20.0)	—	(20.0)	—
Contingent consideration valuation (Note 2)	1.3	—	1.3	—
Other	(2.7)	(2.5)	(6.8)	(5.5)
Other (income) expense, net	$(21.3)	$4.0	$(14.2)	$5.2
Fair Value Measurement of Investments
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. There were no realized gains on these investments for the three and six months ended June 30, 2023 and 2022. The Company had unrealized gains of $0.2 million and $0.1 million for the three and six months ended June 30, 2023, respectively. The Company had unrealized losses of $3.2 million and $6.2 million for the three and six months ended June 30, 2022, respectively.
ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A small portion of finance receivables for one entity were converted to investment securities during the first quarter of 2021. This entity became publicly traded during the first quarter of 2021 and as a result has a readily determinable fair value. As of June 30, 2023, investment securities

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2023 (Unaudited)
measured at fair value are based on quoted market prices for identical assets (Level 1 of the fair value hierarchy) and approximated $0.5 million. The net unrealized gain on these investment securities was $0.1 million for the six months ended June 30, 2023. The remaining investments held of $25.3 million do not have readily determinable fair values and the Company has elected to apply the measurement alternative to these investments and present them at cost. Investments are reported in "Other assets" in the accompanying consolidated balance sheets. Realized and unrealized gains and losses are reported in "Other (income) expense, net" in the consolidated statements of income.
In late March 2023, one of the investees we presented at cost filed to reorganize its operations through the bankruptcy process. Based on this information, we recorded an other than temporary impairment of approximately $3.7 million in "Other (income) expense, net" representing our entire equity investment in the company. In addition, we also had a note receivable with this investee for $7.3 million, on which we recorded a credit impairment loss in "Other (income) expense, net" in the first quarter of 2023.
In the second quarter of 2023, the Company received $20.0 million in connection with the early termination of a contractual arrangement with IAA. This amount was considered non-operating income and was recorded in "Other (income) expense, net" in the second quarter of 2023.
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
Note 12—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Foreign currency translation loss	$(38.1)	$(49.5)
Accumulated other comprehensive loss	$(38.1)	$(49.5)

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2023 (Unaudited)
Note 13—Segment Information
ASC 280, Segment Reporting, requires reporting of segment information that is consistent with the manner in which the chief operating decision maker operates and views the Company. Our operations are grouped into two operating segments: Marketplace and Finance, which also serve as our reportable business segments. These reportable business segments offer different services and have fundamental differences in their operations. Beginning in the first quarter of 2022, results of the ADESA U.S. physical auctions are reported as discontinued operations (see Note 3).
Financial information regarding our reportable segments is set forth below as of and for the three months ended June 30, 2023 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$319.4	$97.5	$416.9
Operating expenses
Cost of services (exclusive of depreciation and amortization)	206.1	16.5	222.6
Selling, general and administrative	98.5	12.7	111.2
Depreciation and amortization	24.5	2.3	26.8
Goodwill and other intangibles impairment	250.8	—	250.8
Total operating expenses	579.9	31.5	611.4
Operating profit (loss)	(260.5)	66.0	(194.5)
Interest expense	6.7	32.1	38.8
Other (income) expense, net	(21.0)	(0.3)	(21.3)
Loss on extinguishment of debt	1.1	—	1.1
Intercompany expense (income)	8.1	(8.1)	—
Income (loss) from continuing operations before income taxes	(255.4)	42.3	(213.1)
Income taxes	(36.0)	16.7	(19.3)
Income (loss) from continuing operations	$(219.4)	$25.6	$(193.8)
Total assets	$2,105.0	$2,792.4	$4,897.4

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2023 (Unaudited)
Financial information regarding our reportable segments is set forth below as of and for the three months ended June 30, 2022 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$292.3	$91.9	$384.2
Operating expenses
Cost of services (exclusive of depreciation and amortization)	195.7	16.2	211.9
Selling, general and administrative	110.5	13.6	124.1
Depreciation and amortization	23.8	2.1	25.9
Total operating expenses	330.0	31.9	361.9
Operating profit (loss)	(37.7)	60.0	22.3
Interest expense	9.7	16.2	25.9
Other (income) expense, net	0.8	3.2	4.0
Loss on extinguishment of debt	7.7	—	7.7
Intercompany expense (income)	0.6	(0.6)	—
Income (loss) from continuing operations before income taxes	(56.5)	41.2	(15.3)
Income taxes	(20.2)	10.3	(9.9)
Income (loss) from continuing operations	$(36.3)	$30.9	$(5.4)
Total assets	$3,086.7	$3,039.3	$6,126.0
Financial information regarding our reportable segments is set forth below for the six months ended June 30, 2023 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$640.4	$197.1	$837.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	413.9	32.9	446.8
Selling, general and administrative	194.1	25.1	219.2
Depreciation and amortization	45.7	4.1	49.8
Goodwill and other intangibles impairment	250.8	—	250.8
Total operating expenses	904.5	62.1	966.6
Operating profit (loss)	(264.1)	135.0	(129.1)
Interest expense	14.7	62.4	77.1
Other (income) expense, net	(14.0)	(0.2)	(14.2)
Loss on extinguishment of debt	1.1	—	1.1
Intercompany expense (income)	14.5	(14.5)	—
Income (loss) from continuing operations before income taxes	(280.4)	87.3	(193.1)
Income taxes	(39.9)	27.9	(12.0)
Income (loss) from continuing operations	$(240.5)	$59.4	$(181.1)

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2023 (Unaudited)
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
Geographic Information
Our foreign operations include Canada, Continental Europe and the U.K. Approximately 60% and 60% of our foreign operating revenues were from Canada for the three and six months ended June 30, 2023, respectively, and approximately 63% and 64% of our foreign operating revenues were from Canada for the three and six months ended June 30, 2022, respectively. Most of the remaining foreign operating revenues were generated from Continental Europe. Information regarding the geographic areas of our operations is set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues
U.S.	$250.7	$248.7	$522.8	$479.8
Foreign	166.2	135.5	314.7	273.8
	$416.9	$384.2	$837.5	$753.6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report on Form 10-Q that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "can," "of the opinion," "confident," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "continues," "outlook," initiatives," "goals," "opportunities" and similar expressions identify forward-looking statements. Such statements, including statements regarding adverse market conditions; our future growth; anticipated cost savings, revenue increases, credit losses and capital expenditures; contractual obligations; dividend declarations and payments; common stock repurchases; tax rates and assumptions; strategic initiatives, acquisitions and dispositions; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 9, 2023, and those described from time to time in our future reports filed with the Securities and Exchange Commission. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. The forward-looking statements in this document are made as of the date on which they are made and we do not undertake to update our forward-looking statements.
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
•The Marketplace segment serves a domestic and international customer base through digital marketplaces and vehicle logistics center locations across Canada. Comprehensive private label remarketing solutions are offered to automobile manufacturers, captive finance companies and other commercial customers to offer vehicles digitally. Vehicles sold on our digital platforms are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to franchise and independent used vehicle dealers. We also provide value-added ancillary services including inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services. Our digital marketplaces also include BacklotCars, an app and web-based dealer-to-dealer wholesale vehicle platform utilized in the United States, OPENLANE Canada, an online automotive remarketing platform in Canada where dealers can sell and source used vehicle inventory at any time, and ADESA U.K. and ADESA Europe, serving customers in the United Kingdom and Continental Europe through a consolidated online wholesale vehicle platform. As announced in May 2023, over the next several months, OPENLANE is becoming the go-to-market brand for the Company's digital marketplaces throughout the U.S., Canada and Europe.
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

Beginning in the first quarter of 2022, results of the ADESA U.S. physical auctions are now reported as discontinued operations (see Note 3 of the accompanying unaudited financial statements).
Industry Trends
Wholesale Used Vehicle Industry
We believe the U.S. and Canadian wholesale used vehicle industry has a total addressable market of approximately 20 million vehicles, which can fluctuate depending on seasonality and a variety of other macro-economic factors. This wholesale used vehicle industry consists of the commercial market (commercial sellers that sell to franchise and independent dealers) and the dealer-to-dealer market (franchise and independent dealers that both buy and sell vehicles). The Company supports the majority of commercial sellers in North America with our technology and we believe digital applications may provide an opportunity to expand the total addressable market for dealer-to-dealer transactions. The supply chain issues and current market conditions facing the automotive industry, including the disruption of new vehicle production, low new vehicle supply and historically high used vehicle pricing have had a material impact on the wholesale used vehicle industry.
Automotive Finance
AFC works with independent used vehicle dealers to improve their results by providing a comprehensive set of business and financial solutions that leverage its local presence of branches and in-market representatives, industry experience and scale, as well as OPENLANE affiliations. AFC's North American dealer base was comprised of approximately 15,200 dealers in 2022.
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

Results of Operations
Overview of Results of OPENLANE, Inc. for the Three Months Ended June 30, 2023 and 2022:

	Three Months Ended June 30,
(Dollars in millions except per share amounts)	2023	2022
Revenues from continuing operations
Auction fees	$103.3	$99.2
Service revenue	155.7	147.3
Purchased vehicle sales	60.4	45.8
Finance-related revenue	97.5	91.9
Total revenues from continuing operations	416.9	384.2
Cost of services*	222.6	211.9
Gross profit*	194.3	172.3
Selling, general and administrative	111.2	124.1
Depreciation and amortization	26.8	25.9
Goodwill and other intangibles impairment	250.8	—
Operating profit (loss)	(194.5)	22.3
Interest expense	38.8	25.9
Other (income) expense, net	(21.3)	4.0
Loss on extinguishment of debt	1.1	7.7
Income (loss) from continuing operations before income taxes	(213.1)	(15.3)
Income taxes	(19.3)	(9.9)
Income (loss) from continuing operations	(193.8)	(5.4)
Income from discontinued operations, net of income taxes	—	215.6
Net income (loss)	$(193.8)	$210.2
Income (loss) from continuing operations per share
Basic	$(1.87)	$(0.10)
Diluted	$(1.87)	$(0.10)

* Exclusive of depreciation and amortization
Discontinued Operations
The financial performance of the ADESA U.S. physical auction business is presented as discontinued operations. As a result, revenue, cost of services and all costs of discontinued operations are presented as one line item in the above table as "Income from discontinued operations, net of income taxes."
Overview
For the three months ended June 30, 2023, we had revenue of $416.9 million compared with revenue of $384.2 million for the three months ended June 30, 2022, an increase of 9%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $0.9 million, or 3%, to $26.8 million for the three months ended June 30, 2023, compared with $25.9 million for the three months ended June 30, 2022. The increase in depreciation and amortization was primarily the result of the amortization of the ADESA tradename, which was previously an indefinite-lived asset but is now being amortized over a 6-year remaining life, resulting in approximately $16 million of incremental amortization expense per year.

Goodwill and Other Intangibles Impairment
Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. The Company tests goodwill and indefinite-lived tradenames for impairment at the reporting unit level annually during the second quarter, or more frequently if events or changes in circumstances indicate that impairment may exist. When performing the impairment assessment, the fair value of the Company's reporting units are estimated using the expected present value of future cash flows (Level 3 inputs).
As part of this annual process, in the second quarter of 2023 the Company updated its forecasts for all of its reporting units, including an updated estimate for near-term and long-term revenue growth rates reflecting a slower overall recovery in vehicle volumes. Discount rates and other cash flow assumptions used in the valuations were also adjusted. As a result of this impairment assessment, it was determined that the fair value was lower than the carrying value for our U.S. Dealer-to-Dealer and Europe reporting units (both within the Marketplace segment). Accordingly, the Company recorded non-cash goodwill impairment charges totaling $218.9 million related to our U.S. Dealer-to-Dealer reporting unit and $6.4 million related to our Europe reporting unit. The goodwill impairment charge related to our U.S. Dealer-to-Dealer reporting unit relates to tax deductible goodwill, and as such the impairment resulted in a deferred tax benefit of $52.5 million. The goodwill impairment related to our U.S. Dealer-to-Dealer reporting unit was primarily driven by lower near-term and long-term revenue growth associated with a slower overall recovery in vehicle volumes. The goodwill impairment related to our Europe reporting unit was driven by combining two previously separate reporting units (ADESA U.K. and ADESA Europe) into a single reporting unit. Including ADESA U.K. in the reporting unit resulted in a reduction in the overall fair value of the combined reporting unit, resulting in an impairment charge. The fair value of the remaining reporting units in the Marketplace segment were in excess of their carrying value. The impairment charges were reported as a component of "Goodwill and other intangibles impairment" in the consolidated statements of income.
As a result of the second quarter 2023 impairment charges, the carrying value of the U.S. Dealer-to-Dealer and Europe reporting units now approximate fair value. The assumptions used in the discounted cash flow analysis are subject to inherent uncertainties and subjectivity. As such, changes in our future forecasts, operating results, cash flows, discount rates and other factors used to estimate the fair value of our reporting units may result in additional goodwill impairment charges in the future, and could have a material, non-cash, effect on our consolidated operating profit (loss) and net income (loss).
We will continue to monitor events occurring or circumstances changing which may suggest that goodwill should be reevaluated during interim periods. As of June 30, 2023, the remaining carrying value of goodwill related to the U.S. Dealer-to-Dealer and Europe reporting units was $87.3 million and $119.4 million, respectively.
In addition, the second quarter 2023 announcement of the rebrand to an OPENLANE branded marketplace from the ADESA branded marketplaces served as a triggering event requiring a re-evaluation of the useful life and impairment of the ADESA tradename. As such, the Company evaluated the $122.8 million carrying amount of its indefinite-lived ADESA tradename, resulting in a non-cash impairment charge totaling $25.5 million in the second quarter of 2023 and associated deferred tax benefit of $6.5 million (within the Marketplace segment). The impairment charge was reported as a component of "Goodwill and other intangibles impairment" in the consolidated statements of income. The ADESA tradename is expected to continue to generate cash flows pursuant to the purchase and commercial agreements with Carvana and its affiliates for a defined period. The fair value of the ADESA tradename was estimated using the royalty savings method (Level 3 inputs). Furthermore, as a result of the rebrand to OPENLANE, the ADESA tradename is no longer deemed to have an indefinite life and its remaining carrying amount of $97.3 million will be amortized over a remaining useful life of approximately 6 years.
The deferred tax benefits of $52.5 million and $6.5 million associated with the goodwill and tradename impairments, respectively, resulted in the U.S. being in a net deferred tax asset position. Due to the three year cumulative loss related to U.S. operations, we recorded a $29.6 million valuation allowance against the U.S. net deferred tax asset.
Interest Expense
Interest expense increased $12.9 million, or 50%, to $38.8 million for the three months ended June 30, 2023, compared with $25.9 million for the three months ended June 30, 2022. Interest expense increased $15.9 million at AFC and the increase was attributable to an increase in the average interest rate on the AFC securitization obligations to approximately 7.3% for the three months ended June 30, 2023, as compared with approximately 3.1% for the three months ended June 30, 2022. In addition, in the second quarter of 2022, there was an $8.0 million favorable fair value adjustment related to the termination of the interest rate swaps. These items were partially offset by a decrease in interest expense resulting from repayments of term loan and senior note debt in 2022 and 2023.

Other (Income) Expense, Net
For the three months ended June 30, 2023, we had other income of $21.3 million compared with other expense of $4.0 million for the three months ended June 30, 2022. The increase in other income was primarily attributable to the receipt of $20.0 million in connection with the early termination of a contractual arrangement, a $3.0 million decrease in foreign currency losses on intercompany balances and other miscellaneous income aggregating $0.2 million, partially offset by a $1.3 million increase in contingent consideration valuation adjustment. In addition, there were unrealized gains on investment securities of $0.2 million for the three months ended June 30, 2023, compared with unrealized losses on investment securities of $3.2 million for the three months ended June 30, 2022.
Loss on Extinguishment of Debt
In June 2023, we prepaid $140 million of the senior notes at par with proceeds from the Transaction. We incurred a loss on the extinguishment of the senior notes of $0.7 million in the second quarter of 2023 primarily representative of the write-off of unamortized debt issuance costs associated with the portion of the senior notes repaid, as well as purchase offer expenses. In June 2023, we also entered into the Revolving Credit Facility and incurred a loss on extinguishment of approximately $0.4 million for the debt issuance costs associated with certain banks that are no longer a part of the facility.
In May 2022, the Company prepaid the outstanding balance on Term Loan B-6 with proceeds from the Transaction. As a result of the prepayment, we incurred a non-cash loss on the extinguishment of debt of $7.7 million in the second quarter of 2022. The loss was primarily a result of the write-off of unamortized debt issuance costs/discounts associated with Term Loan B-6.
Income Taxes
We had an effective tax rate of 9.1% resulting in a benefit on a pre-tax loss for the three months ended June 30, 2023, compared with an effective tax rate of 64.7% resulting in a benefit on a pre-tax loss for the three months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2023 was impacted by the goodwill and other intangibles impairment charges and resulting $59.0 million deferred tax benefit recorded with respect to the impairment of tax deductible goodwill and the impairment of other intangibles, partially offset by the $29.6 million deferred tax expense associated with the recording of valuation allowance against the U.S. net deferred tax asset. The effective tax rate for the three months ended June 30, 2022 was favorably impacted by the state rate change impact on deferred taxes.
Income from Discontinued Operations
In May 2022, Carvana acquired the ADESA U.S. physical auction business from the Company. As such, the financial results of the ADESA U.S. physical auction business have been accounted for as discontinued operations for all periods presented. For the three months ended June 30, 2023 and 2022, the Company's financial statements included income from discontinued operations of $0.0 million and $215.6 million, respectively. For further discussion, reference the condensed notes to the consolidated financial statements.
Impact of Foreign Currency
For the three months ended June 30, 2023 compared with the three months ended June 30, 2022, the change in the Canadian dollar exchange rate decreased revenue by $5.1 million, operating profit by $1.4 million and net income by $0.9 million. For the three months ended June 30, 2023 compared with the three months ended June 30, 2022, the change in the euro exchange rate increased revenue by $1.5 million, operating profit by $0.1 million and net income by $0.1 million.

Marketplace Results

	Three Months Ended June 30,
(Dollars in millions, except per vehicle amounts)	2023	2022
Auction fees	$103.3	$99.2
Service revenue	155.7	147.3
Purchased vehicle sales	60.4	45.8
Total Marketplace revenue from continuing operations	319.4	292.3
Cost of services*	206.1	195.7
Gross profit*	113.3	96.6
Selling, general and administrative	98.5	110.5
Depreciation and amortization	24.5	23.8
Goodwill and other intangibles impairment	250.8	—
Operating profit (loss)	$(260.5)	$(37.7)
Commercial vehicles sold	180,000	177,000
Dealer consignment vehicles sold	164,000	166,000
Total vehicles sold	344,000	343,000
Gross profit percentage, excluding purchased vehicles*	43.8%	39.2%

* Exclusive of depreciation and amortization
Total Marketplace Revenue
Revenue from the Marketplace segment increased $27.1 million, or 9%, to $319.4 million for the three months ended June 30, 2023, compared with $292.3 million for the three months ended June 30, 2022. The change in revenue included the impact of a decrease in revenue of $4.2 million due to fluctuations in the Canadian dollar exchange rate, partially offset by an increase in revenue of $1.5 million due to fluctuations in the euro exchange rate. The increase in revenue was primarily attributable to the increases in service revenue and purchased vehicle sales (discussed below).
The less than 1% increase in the number of vehicles sold was comprised of a 2% increase in commercial volumes and a 1% decrease in dealer consignment volumes. The gross merchandise value ("GMV") of vehicles sold for the three months ended June 30, 2023 was approximately $6.4 billion.
Auction Fees
Auction fees increased $4.1 million, or 4%, to $103.3 million for the three months ended June 30, 2023, compared with $99.2 million for the three months ended June 30, 2022. Auction fees per vehicle sold for the three months ended June 30, 2023 increased $12, or 4%, to $301, compared with $289 for the three months ended June 30, 2022. The increase in auction fees per vehicle sold reflects an increase in auction fees and a smaller mix of lower-fee commercial off-premise vehicles.
Service Revenue
Service revenue increased $8.4 million, or 6%, to $155.7 million for the three months ended June 30, 2023, compared with $147.3 million for the three months ended June 30, 2022, primarily as a result of increases in repossession and remarketing fees of $3.5 million, third-party fees for platform services of $2.3 million, inspection service revenue of $2.2 million and a net increase in other miscellaneous service revenues aggregating approximately $0.4 million.
Purchased Vehicle Sales
Purchased vehicle sales, which include the entire selling price of the vehicle, increased $14.6 million, or 32%, to $60.4 million for the three months ended June 30, 2023, compared with $45.8 million for the three months ended June 30, 2022, primarily as a result of an increase in purchased vehicles sold and the average selling price of purchased vehicles sold in Europe.

Gross Profit
For the three months ended June 30, 2023, gross profit from the Marketplace segment increased $16.7 million, or 17%, to $113.3 million, compared with $96.6 million for the three months ended June 30, 2022. Revenue increased 9% for the three months ended June 30, 2023, while cost of services increased 5% during the same period. Gross profit from the Marketplace segment was 35.5% of revenue for the three months ended June 30, 2023, compared with 33.0% of revenue for the three months ended June 30, 2022. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 43.8% and 39.2% for the three months ended June 30, 2023 and 2022, respectively. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold.
Gross profit as a percentage of revenue increased for the three months ended June 30, 2023 as compared with the three months ended June 30, 2022, primarily due to improved transportation margins, an increase in profitability for vehicles sold on dealer-to-dealer platforms, cost savings initiatives and an increase in third-party fees for platform services.
Selling, General and Administrative
Selling, general and administrative expenses from the Marketplace segment decreased $12.0 million, or 11%, to $98.5 million for the three months ended June 30, 2023, compared with $110.5 million for the three months ended June 30, 2022, primarily as a result of decreases in stock-based compensation of $7.4 million, severance of $1.9 million, professional fees of $1.5 million, telecom expenses of $1.1 million, fluctuations in the Canadian exchange rate of $1.1 million and other miscellaneous expenses aggregating $0.1 million, partially offset by increases in marketing costs of $1.1 million.
Goodwill and Other Intangibles Impairment
See the above discussion of goodwill and other intangibles impairment in the consolidated results of operations for OPENLANE, Inc.
Finance Results

	Three Months Ended June 30,
(Dollars in millions except volumes and per loan amounts)	2023	2022
Finance-related revenue
Interest income	$61.9	$46.5
Fee income	44.1	42.7
Other revenue	3.7	2.6
Net recovery (provision) for credit losses	(12.2)	0.1
Total Finance revenue	97.5	91.9
Cost of services*	16.5	16.2
Gross profit*	81.0	75.7
Selling, general and administrative	12.7	13.6
Depreciation and amortization	2.3	2.1
Operating profit	$66.0	$60.0
Loan transactions	402,000	401,000
Revenue per loan transaction	$243	$229

* Exclusive of depreciation and amortization
Revenue
For the three months ended June 30, 2023, the Finance segment revenue increased $5.6 million, or 6%, to $97.5 million, compared with $91.9 million for the three months ended June 30, 2022. The increase in revenue was primarily the result of a 6% increase in revenue per loan transaction.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $14, or 6%, primarily as a result of an increase in interest yields driven by an increase in prime rates (Federal Reserve raised interest rates 350 basis points since June 30, 2022) and an increase in other fee income per unit, partially offset by an increase in net credit losses and a decrease in loan values.

The provision for credit losses increased to 2.0% of the average managed receivables for the three months ended June 30, 2023 from 0.0% for the three months ended June 30, 2022. The provision for credit losses is expected to be 2% or under, annually, of the average managed receivables balance. However, the actual losses in any particular quarter could deviate from this range.
Gross Profit
For the three months June 30, 2023, gross profit for the Finance segment increased $5.3 million, or 7%, to $81.0 million, or 83.1% of revenue, compared with $75.7 million, or 82.4% of revenue, for the three months ended June 30, 2022. The increase in gross profit as a percent of revenue was primarily the result of a 6% increase in revenue, partially offset by a 2% increase in cost of services. The increase in cost of services was primarily the result of increases in compensation expense of $0.5 million, lot check expenses of $0.3 million and other miscellaneous expenses aggregating $0.1 million, partially offset by a decrease in incentive-based compensation of $0.6 million.
Selling, General and Administrative
Selling, general and administrative expenses for the Finance segment decreased $0.9 million, or 7%, to $12.7 million for the three months ended June 30, 2023, compared with $13.6 million for the three months ended June 30, 2022 primarily as a result of decreases in stock-based compensation of $1.6 million, compensation expense of $0.3 million and other miscellaneous expenses aggregating $0.1 million, partially offset by increases in information technology costs of $0.6 million and postage expense of $0.5 million.
Results of Operations
Overview of Results of OPENLANE, Inc. for the Six Months Ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(Dollars in millions except per share amounts)	2023	2022
Revenues from continuing operations
Auction fees	$203.2	$200.6
Service revenue	321.3	284.8
Purchased vehicle sales	115.9	92.1
Finance-related revenue	197.1	176.1
Total revenues from continuing operations	837.5	753.6
Cost of services*	446.8	422.7
Gross profit*	390.7	330.9
Selling, general and administrative	219.2	243.0
Depreciation and amortization	49.8	51.9
Goodwill and other intangibles impairment	250.8	—
Operating profit (loss)	(129.1)	36.0
Interest expense	77.1	51.5
Other (income) expense, net	(14.2)	5.2
Loss on extinguishment of debt	1.1	7.7
Income (loss) from continuing operations before income taxes	(193.1)	(28.4)
Income taxes	(12.0)	(14.6)
Income (loss) from continuing operations	(181.1)	(13.8)
Income from discontinued operations, net of income taxes	—	223.7
Net income (loss)	$(181.1)	$209.9
Income (loss) from continuing operations per share
Basic	$(1.86)	$(0.23)
Diluted	$(1.86)	$(0.23)
* Exclusive of depreciation and amortization

Discontinued Operations
The financial performance of the ADESA U.S. physical auction business is presented as discontinued operations. As a result, revenue, cost of services and all costs of discontinued operations are presented as one line item in the above table as "Income from discontinued operations, net of income taxes."
Overview
For the six months ended June 30, 2023, we had revenue of $837.5 million compared with revenue of $753.6 million for the six months ended June 30, 2022, an increase of 11%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $2.1 million, or 4%, to $49.8 million for the six months ended June 30, 2023, compared with $51.9 million for the six months ended June 30, 2022. The decrease in depreciation and amortization was primarily the result of assets that have become fully depreciated and a reduction in assets placed in service.
Interest Expense
Interest expense increased $25.6 million, or 50%, to $77.1 million for the six months ended June 30, 2023, compared with $51.5 million for the six months ended June 30, 2022. Interest expense increased $33.9 million at AFC and the increase was attributable to an increase in the average interest rate on the AFC securitization obligations to approximately 7.0% for the six months ended June 30, 2023, as compared with approximately 2.7% for the six months ended June 30, 2022. In addition, in 2022, there was a realized gain of $16.7 million related to the discontinuance of hedge accounting and termination of the interest rate swaps. These items were partially offset by a decrease in interest expense resulting from repayments of term loan and senior note debt in 2022 and 2023.
Goodwill and Other Intangibles Impairment
Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. The Company tests goodwill and indefinite-lived tradenames for impairment at the reporting unit level annually during the second quarter, or more frequently if events or changes in circumstances indicate that impairment may exist. When performing the impairment assessment, the fair value of the Company's reporting units are estimated using the expected present value of future cash flows (Level 3 inputs).
As part of this annual process, in the second quarter of 2023 the Company updated its forecasts for all of its reporting units, including an updated estimate for near-term and long-term revenue growth rates reflecting a slower overall recovery in vehicle volumes. Discount rates and other cash flow assumptions used in the valuations were also adjusted. As a result of this impairment assessment, it was determined that the fair value was lower than the carrying value for our U.S. Dealer-to-Dealer and Europe reporting units (both within the Marketplace segment). Accordingly, the Company recorded non-cash goodwill impairment charges totaling $218.9 million related to our U.S. Dealer-to-Dealer reporting unit and $6.4 million related to our Europe reporting unit. The goodwill impairment charge related to our U.S. Dealer-to-Dealer reporting unit relates to tax deductible goodwill, and as such the impairment resulted in a deferred tax benefit of $52.5 million. The goodwill impairment related to our U.S. Dealer-to-Dealer reporting unit was primarily driven by lower near-term and long-term revenue growth associated with a slower overall recovery in vehicle volumes. The goodwill impairment related to our Europe reporting unit was driven by combining two previously separate reporting units (ADESA U.K. and ADESA Europe) into a single reporting unit. Including ADESA U.K. in the reporting unit resulted in a reduction in the overall fair value of the combined reporting unit, resulting in an impairment charge. The fair value of the remaining reporting units in the Marketplace segment were in excess of their carrying value. The impairment charges were reported as a component of "Goodwill and other intangibles impairment" in the consolidated statements of income.
As a result of the second quarter 2023 impairment charges, the carrying value of the U.S. Dealer-to-Dealer and Europe reporting units now approximate fair value. The assumptions used in the discounted cash flow analysis are subject to inherent uncertainties and subjectivity. As such, changes in our future forecasts, operating results, cash flows, discount rates and other factors used to estimate the fair value of our reporting units may result in additional goodwill impairment charges in the future, and could have a material, non-cash, effect on our consolidated operating profit (loss) and net income (loss).
We will continue to monitor events occurring or circumstances changing which may suggest that goodwill should be reevaluated during interim periods. As of June 30, 2023, the remaining carrying value of goodwill related to the U.S. Dealer-to-Dealer and Europe reporting units was $87.3 million and $119.4 million, respectively.

In addition, the second quarter 2023 announcement of the rebrand to an OPENLANE branded marketplace from the ADESA branded marketplaces served as a triggering event requiring a re-evaluation of the useful life and impairment of the ADESA tradename. As such, the Company evaluated the $122.8 million carrying amount of its indefinite-lived ADESA tradename, resulting in a non-cash impairment charge totaling $25.5 million in the second quarter of 2023 and associated deferred tax benefit of $6.5 million (within the Marketplace segment). The impairment charge was reported as a component of "Goodwill and other intangibles impairment" in the consolidated statements of income. The ADESA tradename is expected to continue to generate cash flows pursuant to the purchase and commercial agreements with Carvana and its affiliates for a defined period. The fair value of the ADESA tradename was estimated using the royalty savings method (Level 3 inputs). Furthermore, as a result of the rebrand to OPENLANE, the ADESA tradename is no longer deemed to have an indefinite life and its remaining carrying amount of $97.3 million will be amortized over a remaining useful life of approximately 6 years.
The deferred tax benefits of $52.5 million and $6.5 million associated with the goodwill and tradename impairments, respectively, resulted in the U.S. being in a net deferred tax asset position. Due to the three year cumulative loss related to U.S. operations, we recorded a $29.6 million valuation allowance against the U.S. net deferred tax asset.
Other (Income) Expense, Net
For the six months ended June 30, 2023, we had other income of $14.2 million compared with other expense of $5.2 million for the six months ended June 30, 2022. The increase in other income was primarily attributable to the receipt of $20.0 million in connection with the early termination of a contractual arrangement, a $4.1 million decrease in foreign currency losses on intercompany balances and other miscellaneous income aggregating $1.3 million, partially offset by the impairment of an equity security and note receivable with the same investee aggregating $11.0 million and a $1.3 million increase in contingent consideration valuation adjustment. In addition, there were unrealized gains on investment securities of $0.1 million for the six months ended June 30, 2023, compared with unrealized losses on investment securities of $6.2 million for the six months ended June 30, 2022.
Loss on Extinguishment of Debt
In June 2023, we prepaid $140 million of the senior notes at par with proceeds from the Transaction. We incurred a loss on the extinguishment of the senior notes of $0.7 million in the second quarter of 2023 primarily representative of the write-off of unamortized debt issuance costs associated with the portion of the senior notes repaid, as well as purchase offer expenses. In June 2023, we also entered into the Revolving Credit Facility and incurred a loss on extinguishment of approximately $0.4 million for the debt issuance costs associated with certain banks that are no longer a part of the facility.
In May 2022, the Company prepaid the outstanding balance on Term Loan B-6 with proceeds from the Transaction. As a result of the prepayment, we incurred a non-cash loss on the extinguishment of debt of $7.7 million in the second quarter of 2022. The loss was primarily a result of the write-off of unamortized debt issuance costs/discounts associated with Term Loan B-6.
Income Taxes
We had an effective tax rate of 6.2% resulting in a benefit on a pre-tax loss for the six months ended June 30, 2023, compared with an effective tax rate of 51.4% resulting in a benefit on a pre-tax loss for the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 was impacted by the goodwill and other intangibles impairment charges and resulting $59.0 million deferred tax benefit recorded with respect to the impairment of tax deductible goodwill and the impairment of other intangibles, partially offset by the $29.6 million deferred tax expense associated with the recording of valuation allowance against the U.S. net deferred tax asset. The effective tax rate for the six months ended June 30, 2022 was favorably impacted by the state rate change impact on deferred taxes.
Income from Discontinued Operations
In May 2022, Carvana acquired the ADESA U.S. physical auction business from the Company. As such, the financial results of the ADESA U.S. physical auction business have been accounted for as discontinued operations for all periods presented. For the six months ended June 30, 2023 and 2022, the Company's financial statements included income from discontinued operations of $0.0 million and $223.7 million, respectively. For further discussion, reference the condensed notes to the consolidated financial statements.
Impact of Foreign Currency
For the six months ended June 30, 2023 compared with the six months ended June 30, 2022, the change in the Canadian dollar exchange rate decreased revenue by $11.2 million, operating profit by $3.1 million and net income by $2.0 million. For the six months ended June 30, 2023 compared with the six months ended June 30, 2022, the change in the euro exchange rate decreased revenue by $1.6 million, operating profit by $0.1 million and net income by $0.1 million.

Marketplace Results

	Six Months Ended June 30,
(Dollars in millions, except per vehicle amounts)	2023	2022
Auction fees	$203.2	$200.6
Service revenue	321.3	284.8
Purchased vehicle sales	115.9	92.1
Total Marketplace revenue from continuing operations	640.4	577.5
Cost of services*	413.9	391.5
Gross profit*	226.5	186.0
Selling, general and administrative	194.1	218.9
Depreciation and amortization	45.7	47.7
Goodwill and other intangibles impairment	250.8	—
Operating profit (loss)	$(264.1)	$(80.6)
Commercial vehicles sold	347,000	351,000
Dealer consignment vehicles sold	327,000	343,000
Total vehicles sold	674,000	694,000
Gross profit percentage, excluding purchased vehicles*	43.2%	38.3%

* Exclusive of depreciation and amortization
Total Marketplace Revenue
Revenue from the Marketplace segment increased $62.9 million, or 11%, to $640.4 million for the six months ended June 30, 2023, compared with $577.5 million for the six months ended June 30, 2022. The change in revenue included the impact of decreases in revenue of $9.4 million and $1.6 million due to fluctuations in the Canadian dollar exchange rate and the euro exchange rate, respectively. The increase in revenue was primarily attributable to the increases in service revenue and purchased vehicle sales (discussed below).
The 3% decrease in the number of vehicles sold was comprised of a 1% decline in commercial volumes and a 5% decrease in dealer consignment volumes. The decrease in the number of vehicles sold was driven by an industry-wide lack of wholesale used vehicle supply. The gross merchandise value of vehicles sold for the six months ended June 30, 2023 was approximately $12.4 billion.
Auction Fees
Auction fees increased $2.6 million, or 1%, to $203.2 million for the six months ended June 30, 2023, compared with $200.6 million for the six months ended June 30, 2022. Auction fees per vehicle sold for the six months ended June 30, 2023 increased $13, or 4%, to $302, compared with $289 for the six months ended June 30, 2022. The increase in auction fees per vehicle sold reflects an increase in auction fees and a smaller mix of lower-fee commercial off-premise vehicles.
Service Revenue
Service revenue increased $36.5 million, or 13%, to $321.3 million for the six months ended June 30, 2023, compared with $284.8 million for the six months ended June 30, 2022, primarily as a result of increases in repossession and remarketing fees of $14.0 million, third-party fees for platform services of $8.9 million, transportation revenue of $7.6 million, inspection service revenue of $4.5 million and a net increase in other miscellaneous service revenues aggregating approximately $1.5 million.
Purchased Vehicle Sales
Purchased vehicle sales, which include the entire selling price of the vehicle, increased $23.8 million, or 26%, to $115.9 million for the six months ended June 30, 2023, compared with $92.1 million for the six months ended June 30, 2022, primarily as a result of an increase in purchased vehicles sold and the average selling price of purchased vehicles sold in Europe.

Gross Profit
For the six months ended June 30, 2023, gross profit from the Marketplace segment increased $40.5 million, or 22%, to $226.5 million, compared with $186.0 million for the six months ended June 30, 2022. Revenue increased 11% for the six months ended June 30, 2023, while cost of services increased 6% during the same period. Gross profit from the Marketplace segment was 35.4% of revenue for the six months ended June 30, 2023, compared with 32.2% of revenue for the six months ended June 30, 2022. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 43.2% and 38.3% for the six months ended June 30, 2023 and 2022, respectively. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold.
Gross profit as a percentage of revenue increased for the six months ended June 30, 2023 as compared with the six months ended June 30, 2022, primarily due to improved transportation margins, an increase in revenue and profitability for vehicles sold on dealer-to-dealer platforms, cost savings initiatives and an increase in third-party fees for platform services.
Selling, General and Administrative
Selling, general and administrative expenses from the Marketplace segment decreased $24.8 million, or 11%, to $194.1 million for the six months ended June 30, 2023, compared with $218.9 million for the six months ended June 30, 2022, primarily as a result of decreases in stock-based compensation of $9.0 million, professional fees of $7.8 million, severance of $4.6 million, fluctuations in the Canadian exchange rate of $2.5 million, telecom expenses of $1.9 million, information technology costs of $1.7 million and supplies expense of $1.2 million, partially offset by increases in marketing costs of $1.7 million, incentive-based compensation of $1.1 million and other miscellaneous expenses aggregating $1.1 million.
Goodwill and Other Intangibles Impairment
See the above discussion of goodwill and other intangibles impairment in the consolidated results of operations for OPENLANE, Inc.
Finance Results

	Six Months Ended June 30,
(Dollars in millions except volumes and per loan amounts)	2023	2022
Finance-related revenue
Interest income	$122.5	$89.7
Fee income	91.7	82.9
Other revenue	7.1	4.8
Provision for credit losses	(24.2)	(1.3)
Total Finance revenue	197.1	176.1
Cost of services*	32.9	31.2
Gross profit*	164.2	144.9
Selling, general and administrative	25.1	24.1
Depreciation and amortization	4.1	4.2
Operating profit	$135.0	$116.6
Loan transactions	822,000	773,000
Revenue per loan transaction	$240	$228

* Exclusive of depreciation and amortization
Revenue
For the six months ended June 30, 2023, the Finance segment revenue increased $21.0 million, or 12%, to $197.1 million, compared with $176.1 million for the six months ended June 30, 2022. The increase in revenue was primarily the result of a 6% increase in loan transactions and a 5% increase in revenue per loan transaction.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $12, or 5%, primarily as a result of an increase in interest yields driven by an increase in prime rates (Federal Reserve raised interest rates 350 basis points since

June 30, 2022) and an increase in other fee income per unit, partially offset by an increase in net credit losses and a decrease in loan values.
The provision for credit losses increased to 2.0% of the average managed receivables for the six months ended June 30, 2023 from 0.1% for the six months ended June 30, 2022. The provision for credit losses is expected to be 2% or under, annually, of the average managed receivables balance. However, the actual losses in any particular quarter could deviate from this range.
Gross Profit
For the six months June 30, 2023, gross profit for the Finance segment increased $19.3 million, or 13%, to $164.2 million, or 83.3% of revenue, compared with $144.9 million, or 82.3% of revenue, for the six months ended June 30, 2022. The increase in gross profit as a percent of revenue was primarily the result of a 12% increase in revenue, partially offset by a 5% increase in cost of services. The increase in cost of services was primarily the result of increases in compensation expense of $1.2 million, lot check expenses of $0.8 million and other miscellaneous expenses aggregating $0.5 million, partially offset by a decrease in incentive-based compensation of $0.8 million.
Selling, General and Administrative
Selling, general and administrative expenses for the Finance segment increased $1.0 million, or 4%, to $25.1 million for the six months ended June 30, 2023, compared with $24.1 million for the six months ended June 30, 2022 primarily as a result of increases in information technology costs of $1.5 million and postage expense of $1.0 million, partially offset by decreases in stock-based compensation of $1.4 million and other miscellaneous expenses aggregating $0.1 million.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Revolving Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our Revolving Credit Facility.

	June 30,	December 31,	June 30,
(Dollars in millions)	2023	2022	2022
Cash and cash equivalents	$242.4	$225.7	$804.4
Restricted cash	30.1	52.0	28.1
Working capital	437.9	379.2	448.6
Amounts available under the Revolving Credit Facility	105.0	161.0	297.7
Cash provided by (used by) operating activities for the six months ended	142.6		(29.2)
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
Approximately $215.3 million of available cash was held by our foreign subsidiaries at June 30, 2023. If funds held by our foreign subsidiaries were to be repatriated, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
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

Credit Facilities
On June 23, 2023, we entered into the Credit Agreement, which replaces the Previous Credit Agreement, and provides for, among other things, the Revolving Credit Facility. As a result of replacing the Previous Revolving Credit Facility, we incurred a non-cash loss on the extinguishment of debt of $0.4 million in the second quarter of 2023. The loss was the result of the write-off of unamortized debt issuance costs associated with lenders that are not participating in the Revolving Credit Facility.
The Revolving Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Revolving Credit Facility also includes a $65 million sub-limit for the issuance of letters of credit and a $60 million sub-limit for swingline loans.
Loans under the Revolving Credit Facility bear interest at a rate calculated based on the type of borrowing (at the Company's election, either Adjusted Term SOFR Rate or Base Rate (each as defined in the Credit Agreement)) and the Company’s Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), with such rate ranging from 2.75% to 2.25% for Adjusted Term SOFR Rate loans and from 1.75% to 1.25% for Base Rate loans. The Company also pays a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Revolving Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio.
As of June 30, 2023 and December 31, 2022, $162.0 million and $145.0 million was drawn on the Revolving Credit Facility and the Previous Revolving Credit Facility, respectively. We had related outstanding letters of credit in the aggregate amount of $58.0 million and $19.0 million at June 30, 2023 and December 31, 2022, respectively, which reduce the amount available for borrowings under the respective revolving credit facility. Our European operations have lines of credit aggregating $32.7 million (€30 million) of which $25.9 million was drawn at June 30, 2023.
The obligations of the Company under the Revolving Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) first priority security interests in substantially all other assets of the Company and each Subsidiary Guarantor, subject to certain exceptions.
Certain covenants contained within the Credit Agreement are critical to an investor’s understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow the lenders under the Credit Agreement to declare all amounts borrowed immediately due and payable. The Credit Agreement contains a financial covenant requiring compliance with a maximum Consolidated Senior Secured Net Leverage Ratio not to exceed 3.5 as of the last day of each fiscal quarter (commencing with September 30, 2023) on which any loans under the Revolving Credit Facility are outstanding. The Consolidated Senior Secured Net Leverage Ratio is calculated as Consolidated Total Debt (as defined in the Credit Agreement) divided by Consolidated EBITDA (as defined in the Credit Agreement) for the last four quarters. Consolidated Total Debt includes, among other things, term loan borrowings, revolving loans, finance lease liabilities and other obligations for borrowed money less Unrestricted Cash (as defined in the Credit Agreement). Consolidated EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude, among other things, (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock-based compensation expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (i) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (j) expenses incurred in connection with permitted acquisitions; (k) any impairment charges or write-offs of intangibles; and (l) any extraordinary, unusual or non-recurring charges, expenses or losses. Our Consolidated Senior Secured Net Leverage Ratio was negative at June 30, 2023.
In addition, the Credit Agreement and the indenture governing our senior notes (see Note 8, "Long-Term Debt" for additional information) contain certain limitations on our ability to pay dividends and other distributions, make certain acquisitions or investments, grant liens and sell assets, and the Credit Agreement contains certain limitations on our ability to incur indebtedness. The applicable covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes at June 30, 2023.

Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. The Company pays interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year. The senior notes may be redeemed at par as of June 1, 2023. The senior notes are guaranteed by the Subsidiary Guarantors. In June 2023, in connection with a previously announced offer to purchase, we prepaid $140 million of the senior notes at par with proceeds from the Transaction. We incurred a loss on the extinguishment of the senior notes of $0.7 million in the second quarter of 2023 primarily representative of the write-off of unamortized debt issuance costs associated with the portion of the senior notes repaid, as well as purchase offer expenses. In August 2022, we conducted a cash tender offer to purchase up to $600 million principal amount of the senior notes. The tender offer was oversubscribed and as such, $600 million of the senior notes were accepted for prepayment and were prepaid in August 2022 with proceeds from the Transaction. We incurred a loss on the extinguishment of the senior notes of $9.5 million in 2022 primarily representative of the early repayment premium and the write-off of unamortized debt issuance costs associated with the portion of the senior notes repaid. As of June 30, 2023 there was $210.0 million of senior notes outstanding.
Use of Proceeds from the Transaction
The Company generated gross proceeds from the sale of the U.S. physical auction business of approximately $2.2 billion. The Transaction closed in May 2022. Under terms of the Previous Credit Agreement, net cash proceeds from the Transaction were used to repay Term Loan B-6 within three days of the Transaction. The Company also prepaid $600 million of the senior notes in August 2022 and $140 million of the senior notes in June 2023.
Liquidity
As of June 30, 2023, $162.0 million was drawn on the Revolving Credit Facility and is classified as current debt based on the Company’s past practice of using the Revolving Credit Facility for short term borrowings. However, the terms of the Revolving Credit Facility do not require repayment until maturity at June 23, 2028.
At June 30, 2023, cash totaled $242.4 million and there was an additional $105.0 million available for borrowing under the Revolving Credit Facility (net of $58.0 million in outstanding letters of credit). Funds held by our foreign subsidiaries could be repatriated, at which point state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
The Company’s auction volumes have been adversely impacted by the supply chain disruptions and associated challenges in the automotive industry. We expect to see an improvement in the used vehicle market in the coming years, which is expected to increase the volume of vehicles entering our auction platforms and have a positive impact on our operating results. We believe our sources of liquidity from our cash and cash equivalents on hand, working capital, cash provided by operating activities, and availability under our Revolving Credit Facility are sufficient to meet our operating needs for the foreseeable future. In addition, we believe the previously mentioned sources of liquidity will be sufficient to fund our capital requirements and debt service payments for the foreseeable future. A lack of recovery in market conditions, or further deterioration in market conditions, could materially affect the Company's liquidity.
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2026. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at June 30, 2023.
We also have an agreement for the securitization of AFCI's receivables, which expires on January 31, 2026. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$300 million at June 30, 2023. In March 2023, AFCI entered into the Receivables Purchase Agreement (the "Canadian Receivables Purchase Agreement"). The Canadian Receivables Purchase Agreement increased AFCI's committed liquidity from C$225 million to C$300 million and the facility's maturity date remains January 31, 2026. In addition, provisions providing a mechanism for determining alternative rates of interest were added. We capitalized approximately $0.5 million of costs in connection with the Canadian Receivables Purchase Agreement. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $2,418.3 million and $2,416.6 million at June 30, 2023 and December 31, 2022, respectively. AFC's allowance for losses was $21.0 million and $21.5 million at June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023 and December 31, 2022, $2,416.7 million and $2,396.6 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the $1,717.4 million and $1,677.6 million of obligations collateralized by finance receivables at June 30, 2023 and December 31, 2022, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. There were unamortized securitization issuance costs of approximately $16.7 million and $19.4 million at June 30, 2023 and December 31, 2022, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Previous Credit Agreement. At June 30, 2023, we were in compliance with the covenants in the securitization agreements.
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

The following tables reconcile EBITDA and Adjusted EBITDA to income (loss) from continuing operations for the periods presented:

	Three Months Ended June 30, 2023
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(219.4)	$25.6	$(193.8)
Add back:
Income taxes	(36.0)	16.7	(19.3)
Interest expense, net of interest income	5.4	32.1	37.5
Depreciation and amortization	24.5	2.3	26.8
Intercompany interest	8.1	(8.1)	—
EBITDA	(217.4)	68.6	(148.8)
Non-cash stock-based compensation	4.3	1.2	5.5
Loss on extinguishment of debt	1.1	—	1.1
Acquisition related costs	0.3	—	0.3
Securitization interest	—	(29.6)	(29.6)
Severance	0.9	0.1	1.0
Foreign currency (gains)/losses	0.5	(0.2)	0.3
Goodwill and other intangibles impairment	250.8	—	250.8
Contingent consideration adjustment	1.3	—	1.3
Net change in unrealized (gains) losses on investment securities	—	(0.2)	(0.2)
Professional fees related to business improvement efforts	1.7	0.4	2.1
Total addbacks/(deductions)	260.9	(28.3)	232.6
Adjusted EBITDA	$43.5	$40.3	$83.8

	Three Months Ended June 30, 2022
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(36.3)	$30.9	$(5.4)
Add back:
Income taxes	(20.2)	10.3	(9.9)
Interest expense, net of interest income	9.0	16.2	25.2
Depreciation and amortization	23.8	2.1	25.9
Intercompany interest	0.6	(0.6)	—
EBITDA	(23.1)	58.9	35.8
Non-cash stock-based compensation	11.7	2.8	14.5
Loss on extinguishment of debt	7.7	—	7.7
Acquisition related costs	0.3	—	0.3
Securitization interest	—	(14.3)	(14.3)
Severance	3.1	0.2	3.3
Foreign currency (gains)/losses	3.3	—	3.3
Net change in unrealized (gains) losses on investment securities	—	3.2	3.2
Professional fees related to business improvement efforts	0.7	0.1	0.8
Other	1.3	0.2	1.5
Total addbacks/(deductions)	28.1	(7.8)	20.3
Adjusted EBITDA	$5.0	$51.1	$56.1

	Six Months Ended June 30, 2023
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(240.5)	$59.4	$(181.1)
Add back:
Income taxes	(39.9)	27.9	(12.0)
Interest expense, net of interest income	12.5	62.4	74.9
Depreciation and amortization	45.7	4.1	49.8
Intercompany interest	14.5	(14.5)	—
EBITDA	(207.7)	139.3	(68.4)
Non-cash stock-based compensation	7.0	2.3	9.3
Loss on extinguishment of debt	1.1	—	1.1
Acquisition related costs	0.6	—	0.6
Securitization interest	—	(57.4)	(57.4)
Severance	1.4	0.1	1.5
Foreign currency (gains)/losses	0.4	—	0.4
Goodwill and other intangibles impairment	250.8	—	250.8
Contingent consideration adjustment	1.3	—	1.3
Net change in unrealized (gains) losses on investment securities	—	(0.1)	(0.1)
Professional fees related to business improvement efforts	2.3	0.5	2.8
Other	0.6	0.2	0.8
Total addbacks/(deductions)	265.5	(54.4)	211.1
Adjusted EBITDA	$57.8	$84.9	$142.7

	Six Months Ended June 30, 2022
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(75.7)	$61.9	$(13.8)
Add back:
Income taxes	(35.3)	20.7	(14.6)
Interest expense, net of interest income	22.2	28.5	50.7
Depreciation and amortization	47.7	4.2	51.9
Intercompany interest	0.7	(0.7)	—
EBITDA	(40.4)	114.6	74.2
Non-cash stock-based compensation	16.1	3.6	19.7
Loss on extinguishment of debt	7.7	—	7.7
Acquisition related costs	0.6	—	0.6
Securitization interest	—	(24.7)	(24.7)
(Gain)/Loss on asset sales	(0.1)	—	(0.1)
Severance	6.3	0.4	6.7
Foreign currency (gains)/losses	4.5	—	4.5
Net change in unrealized (gains) losses on investment securities	—	6.2	6.2
Professional fees related to business improvement efforts	8.0	0.9	8.9
Other	1.3	0.2	1.5
Total addbacks/(deductions)	44.4	(13.4)	31.0
Adjusted EBITDA	$4.0	$101.2	$105.2

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	June 30, 2023
Net income (loss)	$(5.8)	$37.1	$12.7	$(193.8)	$(149.8)
Less: Income from discontinued operations	(6.3)	(4.8)	—	—	(11.1)
Income (loss) from continuing operations	0.5	41.9	12.7	(193.8)	(138.7)
Add back:
Income taxes	6.7	17.9	7.3	(19.3)	12.6
Interest expense, net of interest income	30.9	34.9	37.4	37.5	140.7
Depreciation and amortization	24.3	24.0	23.0	26.8	98.1
EBITDA	62.4	118.7	80.4	(148.8)	112.7
Non-cash stock-based compensation	3.5	(5.7)	3.8	5.5	7.1
Loss on extinguishment of debt	9.3	0.2	—	1.1	10.6
Acquisition related costs	0.3	0.3	0.3	0.3	1.2
Securitization interest	(20.2)	(25.8)	(27.8)	(29.6)	(103.4)
Gain on sale of property	—	(33.9)	—	—	(33.9)
Severance	1.5	4.2	0.5	1.0	7.2
Foreign currency (gains)/losses	4.1	(6.1)	0.1	0.3	(1.6)
Goodwill and other intangibles impairment	—	—	—	250.8	250.8
Contingent consideration adjustment	—	—	—	1.3	1.3
Net change in unrealized (gains) losses on investment securities	0.3	0.6	0.1	(0.2)	0.8
Professional fees related to business improvement efforts	3.2	3.1	0.7	2.1	9.1
Other	5.1	0.9	0.8	—	6.8
Total addbacks/(deductions)	7.1	(62.2)	(21.5)	232.6	156.0
Adjusted EBITDA from continuing ops	$69.5	$56.5	$58.9	$83.8	$268.7

Summary of Cash Flows

	Six Months Ended June 30,
(Dollars in millions)	2023	2022
Net cash provided by (used by):
Operating activities - continuing operations	$142.6	$(29.2)
Operating activities - discontinued operations	(0.1)	(310.1)
Investing activities - continuing operations	(51.6)	(193.2)
Investing activities - discontinued operations	7.0	2,066.4
Financing activities - continuing operations	(111.9)	(921.9)
Financing activities - discontinued operations	—	10.8
Net change in cash balances of discontinued operations	—	12.4
Effect of exchange rate on cash	8.8	(6.1)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5.2)	$629.1
Cash flow from operating activities (continuing operations) Net cash provided by operating activities (continuing operations) was $142.6 million for the six months ended June 30, 2023, compared with net cash used by operating activities of $29.2 million for the six months ended June 30, 2022. Cash provided by continuing operations for the six months ended June 30, 2023 consisted primarily of cash earnings and an increase in accounts payable and accrued expenses, partially offset by an increase in trade receivables and other assets. Cash used by continuing operations for the six months ended June 30, 2022 consisted primarily of a decrease in accounts payable and accrued expenses, an increase in trade receivables and other assets as well as payments of contingent consideration in excess of acquisition-date fair value, partially offset by cash earnings. The increase in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for marketplace sales held near period-ends, as well as a decrease in payments of contingent consideration in excess of acquisition-date fair value.
Changes in AFC’s accounts payable balance are presented in cash flows from operating activities while changes in AFC’s finance receivables are presented in cash flows from investing activities. Changes in these balances can cause variations in operating and investing cash flows.
Cash flow from investing activities (continuing operations) Net cash used by investing activities (continuing operations) was $51.6 million for the six months ended June 30, 2023, compared with $193.2 million for the six months ended June 30, 2022. The cash used by investing activities for the six months ended June 30, 2023 was primarily from purchases of property and equipment and an increase in finance receivables held for investment. The cash used by investing activities for the six months ended June 30, 2022 was primarily due to an increase in finance receivables held for investments and purchases of property and equipment.
Cash flow from financing activities (continuing operations) Net cash used by financing activities (continuing operations) was $111.9 million for the six months ended June 30, 2023, compared with $921.9 million for the six months ended June 30, 2022. The cash used by financing activities for the six months ended June 30, 2023 was primarily due to the early repayment of senior notes, dividends paid on the Series A Preferred Stock, payments of contingent consideration and payments for debt issuance costs, partially offset by an increase in borrowings from lines of credit and a net increase in obligations collateralized by finance receivables. The cash used by financing activities for the six months ended June 30, 2022 was primarily attributable to payments of long-term debt and the repurchase and retirement of common stock, partially offset by a net increase in obligations collateralized by finance receivables.
Cash flow from operating activities (discontinued operations) Net cash used by operating activities (discontinued operations) was $0.1 million for the six months ended June 30, 2023, compared with $310.1 million for the six months ended June 30, 2022. The cash used by operating activities for the six months ended June 30, 2022 primarily consisted of income taxes paid associated with the taxable gain on the sale of the ADESA U.S. physical auction business and an increase in accounts receivable and other assets, partially offset by an increase in accounts payable and accrued expenses.
Cash flow from investing activities (discontinued operations) Net cash provided by investing activities (discontinued operations) was $7.0 million for the six months ended June 30, 2023, compared with $2,066.4 million for the six months ended June 30, 2022. The cash provided by investing activities for the six months ended June 30, 2023 is attributable to the final proceeds from the sale of the ADESA U.S. physical auction business. The cash provided by investing activities for the six months ended June 30, 2022 primarily consisted of proceeds from the sale of the ADESA U.S. physical auction business, partially offset by purchases of property and equipment.
Cash flow from financing activities (discontinued operations) There were no financing activities (discontinued operations) for the six months ended June 30, 2023, compared with net cash provided by financing activities of $10.8 million for the six months ended June 30, 2022. The cash provided by financing activities for the six months ended June 30, 2022 was primarily attributable to a net increase in book overdrafts.
Capital Expenditures
Capital expenditures for the six months ended June 30, 2023 and 2022 approximated $26.9 million and $31.5 million, respectively. Capital expenditures were funded from internally generated funds. We continue to invest in our core information technology capabilities and our service locations. Capital expenditures related to continuing operations are expected to be approximately $60 million for fiscal year 2023. Future capital expenditures could vary substantially based on capital project timing, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.

Dividends
The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends were payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payments (through June 30, 2022), and thereafter, in cash or in kind, or in any combination of both, at the option of the Company. For the six months ended June 30, 2023, the holders of the Series A Preferred Stock received cash dividends aggregating $22.2 million and for the six months ended June 30, 2022, the holders of the Series A Preferred Stock received dividends in kind with a value in the aggregate of approximately $21.6 million. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.
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
Contractual Obligations
The Company's contractual cash obligations for long-term debt, interest payments related to long-term debt, finance lease obligations, operating leases and contingent consideration related to acquisitions are summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2022. Since December 31, 2022, the contractual obligations of the Company have changed as follows:
•$140.0 million principal amount of the senior notes were prepaid.
•$15.0 million in contingent consideration related to a prior acquisition has been paid.
•The Company entered into the Credit Agreement which provides for the Revolving Credit Facility with interest rates now tied to Adjusted Term SOFR Rate, with such rate ranging from 2.75% to 2.25%.
•Operating lease obligations change in the ordinary course of business. We lease most of our facilities, as well as other property and equipment under operating leases. Future operating lease obligations will continue to change if renewal options are exercised and/or if we enter into additional operating lease agreements.
See Notes 2 and 8 to the Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q, for additional information about the items described above. Our contractual cash obligations as of December 31, 2022, are discussed in the "Contractual Obligations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the "SEC").
Critical Accounting Estimates
Our critical accounting estimates are discussed in the "Critical Accounting Estimates" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC. A summary of significant accounting policies is discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, which includes audited financial statements. Except as noted below, there have been no significant changes to the items we disclosed as our critical accounting estimates in our Annual Report on Form 10-K for the year ended December 31, 2022.
Goodwill and Other Intangible Assets
We assess goodwill for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate that impairment may exist. Important factors that could trigger an impairment review include significant under-performance relative to historical or projected future operating results; significant negative industry or economic trends; and our market valuation relative to our carrying value. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that a reporting unit’s fair value is not more likely than not greater than its carrying value, then we calculate the estimated fair value of the reporting unit using discounted cash flows and market approaches.

When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for a reporting unit in a given year is influenced by a number of factors, including the size of the reporting unit’s goodwill, the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition. If we perform a quantitative assessment of a reporting unit’s goodwill, our impairment calculations contain uncertainties because they require management to make assumptions and apply judgment when estimating future cash flows and earnings, including projected revenue growth and operating expenses related to existing businesses, as well as utilizing valuation multiples of similar publicly traded companies and selecting an appropriate discount rate based on the estimated cost of capital that reflects the risk profile of the related business. Estimates of revenue growth and operating expenses are based on management estimates considering the reporting unit’s past performance and forecasted growth, strategic initiatives and changes in economic conditions. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approach are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies.
In 2020, we performed a quantitative impairment assessment for our reporting units and this assessment resulted in the impairment of goodwill totaling $25.5 million in our ADESA U.K. reporting unit. For additional information, see Note 9 of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2022. In 2021, we performed a qualitative impairment assessment for our reporting units and based on our assessments, the Company did not identify any impairment.
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
In the second quarter of 2023 and as part of our annual goodwill impairment testing, we performed a quantitative assessment. This analysis resulted in goodwill impairment charges totaling $218.9 million ($166.4 million net of $52.5 million deferred tax benefit) in our U.S. Dealer-to-Dealer reporting unit and $6.4 million in our Europe reporting unit (both within the Marketplace segment). The goodwill impairment related to our U.S. Dealer-to-Dealer reporting unit was primarily driven by lower near-term and long-term revenue growth rates associated with a slower overall recovery in vehicle volumes. The goodwill impairment related to our Europe reporting unit was driven by combining two previously separate reporting units (ADESA U.K. and ADESA Europe) into a single reporting unit. Including ADESA U.K. in the reporting unit resulted in a reduction in the overall fair value of the combined reporting unit, resulting in an impairment charge. As a result of the impairment charges, the carrying value of the U.S. Dealer-to-Dealer and Europe reporting units now approximate fair value. The fair value of each of our other reporting units was substantially in excess of its carrying value, with the exception of our Canada reporting unit within the Marketplace segment, which exceeded its carrying value by approximately 14%. Significant assumptions used in the determination of the estimated fair values of these reporting units were the revenues and earnings growth rates and the discount rate. The revenues and expense growth rates are dependent on wholesale used vehicle supply, the competitive environment, inflation and our ability to pass price increases along to our customers, and business activities that impact market share. As a result, the revenues growth rate could be adversely impacted by market conditions, macroeconomic factors or an increased competitive environment. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based on the Company’s required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted in the future by adverse changes in the macroeconomic environment, volatility in the equity markets and the interest rate environment. While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the goodwill within the U.S. Dealer-to-Dealer and Europe reporting units described above. As of June 30, 2023, the carrying value of goodwill related to the U.S. Dealer-to-Dealer and Europe reporting units was $87.3 million and $119.4 million, respectively. For additional information, see Note 7 of the Condensed Notes to Consolidated Financial Statements included in the Quarterly Report on Form 10-Q.

As with goodwill, we assess indefinite-lived tradenames for impairment annually during the second quarter or more frequently if events or changes in circumstances indicate that impairment may exist. When assessing indefinite-lived tradenames for impairment using a qualitative assessment, we evaluate if changes in events or circumstances have occurred that indicate that impairment may exist and whether the tradenames continue to have an indefinite life. If we do not perform a qualitative impairment assessment or if changes in events and circumstances indicate that a quantitative assessment should be performed, management is required to calculate the fair value of the tradename asset group. The fair value calculation includes estimates of revenue growth, which are based on past performance and internal projections for the tradename asset group's forecasted growth, and royalty rates, which are adjusted for our particular facts and circumstances. The discount rate is selected based on the estimated cost of capital that reflects the risk profile of the related assets. These estimates are highly subjective, and our ability to achieve the forecasted cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies. In connection with the sale of the ADESA U.S. physical auction business in 2022, we performed a quantitative impairment test on the ADESA tradename and concluded that the fair value was substantially in excess of carrying value. In 2022, the Company also re-evaluated the useful life of the tradename and concluded that it expected to utilize the ADESA tradename to generate revenue and cash flows indefinitely from its remaining operations. In the second quarter of 2023, the OPENLANE branded marketplace was announced as a replacement to the ADESA branded marketplaces. As such, the announcement served as a triggering event and we performed a quantitative impairment test on the ADESA tradename, resulting in an impairment charge totaling $25.5 million ($19.0 million net of $6.5 million deferred tax benefit). Furthermore, as a result of the rebranding to OPENLANE, the ADESA tradename is no longer deemed to have an indefinite life and its remaining carrying amount of $97.3 million will be amortized over a remaining useful life of approximately 6 years. For additional information, see Note 7 of the Condensed Notes to Consolidated Financial Statements included in the Quarterly Report on Form 10-Q.
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
Off-Balance Sheet Arrangements
As of June 30, 2023, we had no off-balance sheet arrangements pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a lesser extent, United Kingdom and Continental Europe subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound or euro. Foreign currency losses on intercompany loans were approximately $0.3 million and $0.4 million for the three and six months ended June 30, 2023, respectively, and approximately $3.3 million and $4.5 million for the three and six months ended June 30, 2022. Canadian currency translation negatively affected net income by approximately $0.9 million and $2.0 million for the three and six months ended June 30, 2023 and negatively affected net income by approximately $0.5 million and $0.6 million for the three and six months ended June 30, 2022. A 1% change in the month-end Canadian dollar exchange rate for the six months ended June 30, 2023 would have impacted foreign currency losses on intercompany loans by $0.7 million and net income by $0.6 million. A 1% change in the month-end euro exchange rate for the six months ended June 30, 2023 would have impacted foreign currency losses on intercompany loans by $0.7 million and net income by $0.6 million. A 1% change in the average Canadian dollar exchange rate for the three and six months ended June 30, 2023 would have impacted net income by approximately $0.2 million and $0.4 million, respectively. Currency exposure of our U.K. and European operations is not material to the results of operations.
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
A sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR/SOFR) for the three and six months ended June 30, 2023 would have resulted in an increase in interest expense of approximately $0.2 million and $0.5 million, respectively.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer Purchases of Equity Securities
The following table provides information about purchases by OPENLANE, Inc. of its shares of common stock during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
April 1 - April 30	—	$—	—	$126.9
May 1 - May 31	—	—	—	126.9
June 1 - June 30	—	—	—	126.9
Total	—	$—	—

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
Item 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
On June 9, 2023, James P. Hallett, a member of OPENLANE’s Board of Directors, entered into an equity trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Rule 10b5-1 Trading Plan”). The Rule 10b5-1 Trading Plan provides for the potential net exercise of 194,404 OPENLANE stock options between February 23, 2024 and February 27, 2024 (the expiration date of the stock options).
During the second quarter of 2023, none of the Company’s executive officers adopted Rule 10b5-1 trading plans and none of the Company’s directors or executive officers terminated or modified a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
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
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	+	Separation and Distribution Agreement, dated as of June 27, 2019, by and between OPENLANE, Inc. and IAA, Inc.	8-K	001-34568	2.1	6/28/2019

2.2		Agreement and Plan of Merger dated as of September 4, 2020 by and among ADESA, Inc., Showroom Merger Sub, Inc., OPENLANE, Inc., BacklotCars, Inc. and Shareholder Representative Services LLC, as the securityholders representative	8-K	001-34568	2.1	9/8/2020

2.3		Securities Purchase Agreement, by and among ADESA, Inc., Carwave Holdings LLC, KKR Chevy Aggregator L.P., John Lauer, William Lauer, Joseph Lauer, Lauer Holdings Inc., KKR Chevy Blocker, LLC, KKR-Milton Strategic Partners L.P., KKR DAF Private Assets Fund Designated Activity Company, KKR NGT II (Chevy) Blocker L.P. and KKR NGT II (Chevy) Blocker Parent L.P.	8-K	001-34568	2.1	8/23/2021

2.4		Securities and Asset Purchase Agreement, dated as of February 24, 2022, by and among OPENLANE, Inc., Carvana Group, LLC and Carvana Co. solely for purposes of Section 10.15 thereof as guarantor	8-K	001-34568	2.1	2/24/2022

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1a		Amended and Restated Certificate of Incorporation of OPENLANE, Inc.	10-Q	001-34568	3.1	8/3/2016

3.1b		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OPENLANE, Inc.	8-K	001-34568	3.1	5/12/2023

3.2		Second Amended and Restated By-Laws of OPENLANE, Inc.	8-K	001-34568	3.1	11/4/2014

3.3		Certificate of Designations Designating the Series A Convertible Preferred Stock	8-K	001-34568	3.1	6/10/2020

4.1		Indenture, dated as of May 31, 2017, among OPENLANE, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

4.2		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

4.3		Description of the Company's securities	10-K	001-34568	4.3	2/19/2020

10.1		Credit Agreement, dated as of June 23, 2023, among the OPENLANE, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent	8-K	001-34568	10.1	6/26/2023

10.2	*	Employment Agreement, dated March 1, 2021, between OPENLANE, Inc. and James P. Hallett	8-K	001-34568	10.1	3/2/2021

10.3a	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and Eric M. Loughmiller	8-K	001-34568	10.2	3/13/2020

10.3b	*	Letter Agreement, dated January 1, 2023, between OPENLANE, Inc. and Eric M. Loughmiller	10-K	001-34568	10.3b	3/9/2023

10.4	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and John C. Hammer	8-K	001-34568	10.1	3/13/2020

10.5a	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and Peter J. Kelly	10-Q	001-34568	10.9	5/7/2020

10.5b	*	Amendment No. 1 to Employment Agreement, dated March 1, 2021, between OPENLANE, Inc. and Peter J. Kelly	8-K	001-34568	10.2	3/2/2021

10.6	*	Employment Agreement, dated April 17, 2023, between OPENLANE, Inc. and Brad S. Lakhia	8-K	001-34568	10.1	4/17/2023

10.7	*	Employment Agreement, dated October 26, 2021, between OPENLANE, Inc. and James Coyle	10-K	001-34568	10.6	2/23/2022

10.8a	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and Sriram Subrahmanyam	10-K	001-34568	10.7a	3/9/2023

10.8b	*	Amendment No. 1 to Employment Agreement, dated May 9, 2022, between OPENLANE, Inc. and Sriram Subrahmanyam	10-K	001-34568	10.7b	3/9/2023

10.9a	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and Thomas J. Fisher	10-K	001-34568	10.6	2/18/2021

10.9b	*	Engagement Letter, dated August 1, 2022, between OPENLANE, Inc. and Tack Iron, LLC (Thomas J. Fisher)	10-K	001-34568	10.8b	3/9/2023

10.10	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2022	10-K	001-34568	10.8	2/23/2022

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11	*	KAR Auction Services, Inc. Annual Incentive Program Summary of Terms 2023	10-K	001-34568	10.10	3/9/2023

10.12a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.12b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.12c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.12d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.12e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.12f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.13	+	Tenth Amended and Restated Receivables Purchase Agreement, dated September 28, 2022, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Fifth Third Bank, National Association, Chariot Funding LLC, PNC Bank, National Association, Thunder Bay Funding, LLC, Truist Bank, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Bank of Montreal	10-Q	001-34568	10.11	11/2/2022

10.14	+	Receivables Purchase Agreement, dated March 1, 2023, between Automotive Finance Canada Inc., OPENLANE, Inc., Computershare Trust Company of Canada, the Agents Parties to the Loan Agreement and BMO Nesbitt Burns Inc.	10-Q	001-34568	10.14	5/3/2023

10.15		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.16a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.16b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.16c	*	KAR Auction Services, Inc. Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 4, 2021	DEF 14A	001-34568	Annex I	4/23/2021

10.17	*	KAR Auction Services, Inc. Amended and Restated Employee Stock Purchase Plan	10-Q	001-34568	10.27	8/5/2020

10.18a	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.18b	*	Amendment No. 1 to the KAR Auction Services, Inc. Directors Deferred Compensation Plan, dated as of June 28, 2019	10-Q	001-34568	10.28b	11/6/2019

10.19	*	Director Restricted Share Agreement	10-Q	001-34568	10.29	8/7/2019

10.20	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.21	*	Form of 2019 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/21/2019

10.22	*	Form of 2020 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/19/2020

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.23	*	Form of 2022 Restricted Stock Unit Award Agreement	10-K	001-34568	10.22	3/9/2023

10.24	*	Form of Non-Qualified Stock Option Award Agreement	10-K	001-34568	10.30	2/18/2021

10.25	*	Form of 2019 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/24/2017

10.26	*	Form of 2020, 2021 and 2022 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/19/2020

10.27	*	Form of 2022 Amended and Restated Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA)	10-Q	001-34568	10.25	11/2/2022

10.28	*	Form of 2023 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)	10-K	001-34568	10.27	3/9/2023

10.29		Transition Services Agreement, dated as of June 27, 2019, by and between OPENLANE, Inc. and IAA, Inc.	8-K	001-34568	10.1	6/28/2019

10.30		Tax Matters Agreement, dated as of June 27, 2019, by and between OPENLANE, Inc. and IAA, Inc.	8-K	001-34568	10.2	6/28/2019

10.31		Employee Matters Agreement, dated as of June 27, 2019, by and between OPENLANE, Inc. and IAA, Inc.	8-K	001-34568	10.3	6/28/2019

10.32		Investment Agreement, dated as of May 26, 2020, by and between OPENLANE, Inc. and Ignition Parent LP	8-K	001-34568	10.1	5/27/2020

10.33a		Investment Agreement, dated as of May 26, 2020, by and between OPENLANE, Inc. and Periphas Capital GP, LLC	8-K	001-34568	10.2	5/27/2020

10.33b		Assignment and Assumption Agreement, dated as of June 9, 2020, by and between Periphas Capital GP, LLC and Periphas Kanga Holdings, L.P.	10-K	001-34568	10.37b	2/18/2021

10.34		Registration Rights Agreement, dated as of June 10, 2020, by and among OPENLANE, Inc. and Ignition Parent LP	8-K	001-34568	10.1	6/10/2020

10.35		Registration Rights Agreement, dated as of June 29, 2020, by and between OPENLANE, Inc. and Periphas Kanga Holdings, LP	8-K	001-34568	10.1	6/29/2020

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101	The following materials from OPENLANE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2023 and 2022; (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022 (iii) the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (iv) the Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2023 and 2022; (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (vi) the Condensed Notes to Consolidated Financial Statements.					X

104	Cover page Interactive Data File, formatted in iXBRL (contained in Exhibit 101).					X
_______________________________________________________________________________

+	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

^	Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENLANE, Inc.
(Registrant)

Date:	August 3, 2023	/s/ BRAD S. LAKHIA
Brad S. Lakhia Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)