Form 10-K
period 2023-12-31
OPENLANE, Inc.
filed 2024-02-21
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was $1,639,190,438 at June 30, 2023.
As of February 15, 2024, 108,045,559 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
Documents Incorporated by Reference
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant's Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the registrant's fiscal year ended December 31, 2023.

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
•"ADESA U.S. physical auction business," "ADESA U.S. physical auctions" and "ADESA U.S." refer to the auction sales, operations and staff at ADESA’s U.S. vehicle logistics centers, which were sold to Carvana Group, LLC (together with Carvana Co. and its subsidiaries, "Carvana") in May 2022 (the "Transaction");
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
•"Senior notes" refers to the 5.125% senior notes due 2025 ($210 million aggregate principal was outstanding at December 31, 2023); and
•"Series A Preferred Stock" refers to the Series A Convertible Preferred Stock, par value $0.01 per share (634,305 shares of Series A Preferred Stock were outstanding at December 31, 2023 and 2022).

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
In 2023, our marketplaces facilitated the sale of approximately 1.3 million used vehicles, making OPENLANE a leading digital-only wholesale marketplace for used vehicles in North America. Vehicles on our marketplaces are typically sold by commercial sellers including vehicle manufacturers and their captive finance companies, financial institutions, commercial fleet operators and rental car companies (collectively "commercial customers"), as well as used vehicle dealers, to franchised and independent used vehicle dealers (collectively "dealer customers"). We generate revenue through auction fees charged to vehicle sellers and buyers as well as by providing value-added ancillary products and services, including transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services and floorplan financing. We facilitate the transfer of ownership directly from seller to buyer and, generally, we do not take title to, nor ownership of, vehicles sold through our marketplaces. However, we also sell vehicles that have been purchased, for which we do take title and record the gross selling price of the vehicle sold through our marketplaces as revenue.
For commercial sellers, our software platform supports more than 40 private label digital remarketing sites and provides comprehensive solutions to our commercial customers. For dealer customers, our platform facilitates multiple sale formats, data-driven insights and integrated services to automotive dealers, coast-to-coast in the United States, Canada and Europe.
OPENLANE Europe is our digital marketplace serving customers in the United Kingdom and Continental Europe through a consolidated online wholesale used vehicle platform. We believe our geographic network and diverse product offerings enable us to leverage relationships with providers and buyers of used vehicles.
An important component of our services to buyers is providing short-term inventory-secured financing, known as floorplan financing. This is provided primarily to independent used vehicle dealers ("independent dealer customers") through our wholly-owned subsidiary, AFC, which has approximately 90 locations (hybrid of physical locations and a digital servicing network) throughout North America.
The Company also operates a simulcast technology that supports marketplace sales at our vehicle logistics centers in Canada. Access to this proprietary technology is also sold and licensed to other auction providers, including independent auctions in North America; generally, this revenue is generated on a per vehicle basis, but we do not include these transactions in our vehicle sold numbers.
Our Corporate History
ADESA entered the vehicle remarketing industry in 1989 and first became a public company in 1992. In 1994, ADESA acquired AFC. ADESA remained a public company until 1995, and then became public again in 2004. KAR Auction Services, Inc. ("KAR") was incorporated in 2006 and acquired ADESA and IAA in 2007, taking ADESA private. KAR became a public company in 2009. In 2019, IAA was separated from KAR through a tax-free spin-off. In 2022, KAR sold the ADESA U.S. physical auction business to Carvana. In 2023, KAR rebranded to OPENLANE.
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
Wholesale Used Vehicle Industry Volumes
We believe the U.S. and Canadian wholesale used vehicle industry has a total addressable market of approximately 15 million vehicles, which can fluctuate depending on seasonality and a variety of other macro-economic and industry factors. This wholesale used vehicle industry consists of the commercial market (commercial sellers that sell to franchise and independent dealers) and the dealer-to-dealer market (franchise and independent dealers that both buy and sell vehicles). The Company supports the majority of commercial sellers in North America with our technology and we believe digital applications may provide an opportunity to expand the total addressable market for dealer-to-dealer transactions. The supply chain issues and market conditions facing the automotive industry in recent years, including the disruption of new vehicle production, low new vehicle supply and historically high used vehicle pricing have had a material impact on the wholesale used vehicle industry.
Wholesale Used Vehicle Market
In the North American wholesale used vehicle marketplace industry, the largest providers of physical auctions include Manheim by Cox Automotive ("Manheim"), Carvana's used vehicle auctions operated as ADESA and America's Auto Auction. In the North American wholesale used vehicle marketplace industry, the largest providers of digital marketplaces include the Company and ACV Auctions. There are several other providers in the market of varying size. Over the last several years, industry transactions have been increasingly shifting from physical marketplace venues to digital marketplace channels. This shift has attracted the entry of several new technology-driven marketplace participants, who are generally smaller in size and service more select segments of buyers and sellers.
Floorplan Financing
An important component of the wholesale used vehicle industry is the availability of short-term inventory-secured financing, known as floorplan financing. By providing buyers (primarily independent dealer customers) access to capital, the independent dealer customers are able to place inventory on their lots. AFC and its competitors play a significant role in the wholesale used vehicle industry by providing liquidity in our marketplaces. AFC's floorplan financing also supports independent dealer customers with non-auction purchases. In addition, AFC offers value-added services that generate fee-based, non-interest revenue.
Our Business Strategy
OPENLANE’s strategy is to build the world’s greatest digital marketplaces for used vehicles, and we are advancing this strategy by fulfilling our purpose, to make wholesale easy so our customers can be more successful. This progressive strategy reflects the shifting landscape of the remarketing industry and automotive sector, the evolving needs and expectations of our customers and the potential power and customer benefits inherent in a fully digital marketplace. The strategy builds on OPENLANE’s integrated technology, broad data analytics capabilities, and portfolio of financing, logistics, reconditioning and other remarketing solutions.
In 2023, we took meaningful steps towards achieving our vision by consolidating all of our marketplace platforms under the OPENLANE brand to create a single, unified marketplace within each of our geographies – bringing together all of the buyers, all of the sellers and all of the vehicles all in one place.
We believe digital platforms benefit sellers by providing greater flexibility around when and where to launch sales and attracting a larger, more engaged buyer-base, providing confidence that they are receiving the best market-based price available. We believe buyers benefit from digital platforms through greater transparency, access to inventory beyond their local market, and the ability to browse, bid and buy from any location, on any device, at any time. For OPENLANE, going digital enables a faster, more agile and asset-light operating model, which should in turn deliver greater value to our stakeholders.
OPENLANE has identified five strategic priorities that we believe will advance our strategy and continue to position our company for the future. Those priorities are:
•Growing dealer consignment;
•Expanding our commercial business;
•Delivering strong performance in our floorplan business;
•Digital innovation; and
•Simplification.
Growing dealer consignment: The dealer consignment business represents approximately one-half of the Company’s transactional volume, and we believe this is an area with significant opportunity for growth. Last year, we consolidated many of the marketplace platforms acquired in previous years as part of our OPENLANE marketplace launches in the U.S., Canada and the EU. The combined OPENLANE platform now provides dealers with fast, easy, mobile-app enabled solutions to sell and source inventory from other dealers. In North America, they also feature exclusive off-lease inventory not yet available on any other competitor platform or physical auction. Our OPENLANE marketplaces provide comprehensive vehicle condition reports, greater transparency into bidding activity, and real-time market price discovery on listed vehicles. Over the last few years, the Company has integrated and leveraged technology, capabilities and staff from these businesses to deliver what we believe is the best digital dealer-to-dealer solution in the market.

Expanding our commercial business: The commercial consignment business represents approximately one-half of the Company’s transactional volume, and growing our share in this area remains a strategic priority. The foundation of OPENLANE’s commercial offering is our digital platform powering more than 40 private label websites for our commercial OEM and financial institution consignor customers. We continue to invest in technology to enhance the digital experience for our commercial customers and continue innovating on these platforms. And through our combined OPENLANE marketplaces, the commercial inventory from these customers is now offered to the full population of our OPENLANE buyers, increasing the likelihood of sale and ensuring the best market prices available are achieved.
Delivering strong performance in our floorplan business: AFC is a leading provider of floorplan financing and affiliated solutions to independent dealers across North America. We are focused on increasing the attach rate of our finance offerings across our marketplaces, growing share across the broader floorplan finance market, and deploying innovative new, non-interest, fee-based services and offerings. Additionally, AFC maintains best-in-class safeguards and processes to identify, mitigate and manage risk across their portfolio. We believe AFC’s local presence, centralized services and processing, and their pipeline of innovation position the floorplan business well for continued growth and contribution to OPENLANE’s overall results.
Digital innovation: The cornerstone of OPENLANE's business is our digital technology, so we intend to continue investing in innovation in our digital platforms, data analytics capabilities and digital talent that power our marketplaces, make wholesale easy for our customers and differentiate our marketplace from our competitors.
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
•Talent: Our digital model has enabled us to become a more efficient organization. We are reducing our overall cost structure while increasing resource levels in our technology, engineering, analytics and product development teams. We will continue to evaluate our talent pool and seek new talent where necessary to advance our strategy and support our customers.
•Vehicle logistics center locations and operations: In our Canadian market, our vehicle logistics center locations provide comprehensive services to on-premise and off-premise customers, including inspection, reconditioning, mechanical work, storage and logistics.
Simplification: At the heart of our strategy is our purpose, to make wholesale easy so our customers can be more successful. We are highly focused on simplifying the customer experience at every step of the process, from registration, to activation, to transaction and post-transaction services. Simplification also allows our business to more quickly develop and deploy innovation and better respond to changing customer needs and market conditions. Our marketplaces feature consolidated technology platforms that leverage the best features and capabilities from across our offerings, provide dealers with greater choice and flexibility and deliver an easier, more streamlined customer experience. We have also been centralizing many key customer support and administrative functions to ensure a faster, more predictable and consistent experience for our customers. As these consolidation efforts progress, we expect increased engagement from our dealers, increased efficiency in our technology development and operations and improved results across our marketplace business. Additionally, a more simplified business will help us focus our investments, accelerate the pace of innovation and manage our operating costs to the evolving market realities of our business.
Our Business Segments
We operate as two reportable business segments: Marketplace and Finance. Our revenues for the year ended December 31, 2023 were distributed as follows: Marketplace 76% and Finance 24%.
Marketplace
Overview
OPENLANE is a leading digital-only wholesale used vehicle marketplace in North America. OPENLANE is committed to leading the digital transformation of the wholesale automotive remarketing industry and supporting our customers by providing fast and transparent digital marketplaces for buying and selling used vehicles. The Marketplace segment serves a domestic and international customer base through digital marketplaces for wholesale vehicles that allow the buyers to inspect and compare vehicles. Our marketplace offerings allow us to offer vehicles for sale from any location. Digital marketplace sales are initiated online and include OPENLANE US, OPENLANE Canada and OPENLANE Europe sales.

Vehicles available on our marketplaces include vehicles from commercial customers such as off-lease vehicles, repossessed vehicles, rental vehicles and other fleet vehicles that have reached a predetermined age or mileage, as well as vehicles from dealer customers turning their inventory. The number of vehicles offered for sale on our marketplaces is a key driver of our costs incurred, and the number of vehicles sold is the key driver of the revenues generated by our marketplaces.
We offer online and mobile wholesale vehicle marketplaces, as well as value-enhancing ancillary services in an effective and efficient manner to maximize returns for the sellers of used vehicles. We transfer the vehicles and ownership to the buyer and the net funds to the seller. Our online marketplaces function 24 hours a day, 7 days a week, providing our customers with maximum exposure for their vehicles and the flexibility to offer vehicles at "buy now" prices or via marketplace sales that last for a certain amount of time. We also provide customized "private label" selling systems (including "buy now" functionality as well as other online sales formats) for our customers. At OPENLANE Canada vehicle logistics center locations, vehicles are typically offered for sale on at least a weekly basis and the marketplace sales are streamed using a simulcast technology so that remote bidders can participate via our online products.
We generate revenue from auction fees paid by vehicle buyers and sellers, as well as fees from related services. Generally, we do not take title to, or bear the risk of loss for, vehicles sold on our marketplaces. Our buyer fees are typically based on a tiered structure with fees increasing with the sale price of the vehicle, while seller fees are typically fixed. We add buyer fees to the gross sales price paid by buyers for each vehicle, and generally customers do not receive title and/or possession of vehicles after purchase until payment is received, proof of floorplan financing is provided or credit is approved. We generally deduct seller fees and other ancillary service fees to sellers from the gross sales price of each vehicle before remitting the net amount to the seller.
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
Customers
Suppliers of vehicles to our digital marketplaces primarily include (i) commercial customers; and (ii) dealer customers. Buyers of vehicles on our marketplace platforms primarily include dealer customers.
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
Transportation Services
We provide transportation services utilizing our own equipment and personnel as well as licensed and insured third-party carriers. Through our proprietary technology that provides automated vehicle shipping services, customers can instantly review price quotes and delivery times, and vehicle transporters can check available loads and also receive instant notification of available shipments.

Reconditioning Services
Our vehicle logistics centers provide detailing, body work, paintless dent repair ("PDR"), light mechanical work, glass repair, tire and key replacement and upholstery repair. Key replacement services through a mobile field workforce are offered to digital marketplace participants as well as other non-marketplace customers.

Inspection Services
We inspect many of the vehicles that are offered for sale in our marketplaces through a combination of our employees and third parties using our proprietary technologies. In addition, we provide vehicle condition reporting, inventory verification auditing, program compliance auditing and facility inspections to non-marketplace customers. Field managers are equipped with handheld computers and digital cameras to record all inspection and audit data on-site. This technology is also utilized at our vehicle logistics center locations, and we believe that the expanded utilization of comprehensive vehicle condition reports with pictures, video and sound facilitates dealers sourcing vehicles digitally.

Title and Repossession Administration and Remarketing Services
We provide end-to-end management of the remarketing process for repossession customers including titling, repossession administration, inventory management, marketplace selection, pricing and vehicle representation. We also operate a proprietary digital platform for repossession management that helps repossession companies and agents manage their accounts by providing a secure, encrypted software platform to track repossession orders.

Vehicle Research Services
We provide dealers real-time vehicle information such as pricing, history reports and market guides. The mobile app allows dealers to scan VINs using their mobile device, view marketplace offered lists and instantly access vehicle history reports and market value reports. We offer access to vehicle history resources such as CARFAX and AutoCheck, as well as pricing guides such as Black Book, Kelley Blue Book, J.D. Power and Galves. Our offering also includes a comprehensive wholesale and retail market report for all markets in the United States.

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
Competition
In the North American wholesale used vehicle industry, we compete with physical auction providers including Manheim and Carvana who now owns and operates ADESA. We also compete with several digital marketplace providers, including ACV Auctions and others. In addition, used car retailers, such as CarMax, have developed proprietary platforms for selling vehicles to other dealers. In the United States, competition is strongest with Manheim for the supply of used vehicles from national commercial customers. In Canada, we are the largest wholesale used vehicle marketplace operator. The supply of vehicles from dealers is dispersed among all of the marketplace and auction competitors in the used vehicle market.
The wholesale used vehicle industry is highly fragmented in Europe. Our digital marketplaces primarily compete with large European digital remarketers, including BCA Group and others. There are also a number of small independent auction operations throughout Europe.

Finance
Overview
AFC is a leading provider of floorplan financing to independent dealer customers. We provide short-term inventory-secured financing, known as floorplan financing, to independent dealer customers through a hybrid of physical locations and a digital servicing network throughout North America. In 2023, AFC serviced approximately 1.6 million loan transactions, which includes both loans paid off and loans extended, or curtailed. We sell the majority of our U.S. dollar-denominated finance receivables without recourse to a wholly-owned bankruptcy remote special purpose entity, which sells an undivided participation interest in such finance receivables to a group of bank purchasers on a revolving basis. We also securitize the majority of our Canadian dollar denominated finance receivables through a separate third-party facility. We generate a significant portion of our revenues from fees. These fees include origination, floorplan, curtailment and other related program fees. When the loan is extended or paid in full, AFC collects all accrued fees and interest.
In addition, AFC provides liquidity for customer trade-ins which can encompass settling lien holder payoff. We also provide title services for our customers. These services are provided through AFC's digital servicing network as well as its physical locations throughout North America.
Customers and Locations
Floorplan financing primarily supports independent dealer customers in North America who purchase vehicles on our marketplaces or those of our competitors and for non-auction purchases. In 2023, approximately 86% of the vehicles floorplanned by AFC were vehicles purchased by dealers on our marketplaces or through a competitor. Our ability to provide floorplan financing facilitates the growth of vehicle sales on our marketplaces. As of December 31, 2023, we serviced customers through approximately 90 locations (hybrid of physical locations and a digital servicing network) in markets with a significant concentration of AFC customers. Geographic proximity to the customers gives our employees the ability to stay in close contact with outstanding accounts, thereby better enabling them to manage credit risk and build customer relationships. In addition, the majority of U.S. titles are processed and held in a centralized location, enabling field personnel more time to focus on our dealers.
As of December 31, 2023, AFC had approximately 12,000 active dealers with an average line of credit of approximately $370,000 and no one dealer representing greater than 1.3% of our portfolio. An average of approximately 15 vehicles per active dealer were floorplanned with an approximate average value outstanding of $12,800 per vehicle as of December 31, 2023.
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
Credit
Our procedures, proprietary systems and data enable us to manage our credit risk by tracking each vehicle from origination to payoff, while expediting services through our field network. Typically, we assess a floorplan fee at the inception of a loan and we collect all accrued fees and interest when the loan is extended or repaid in full. In addition, AFC generally holds the title or other evidence of ownership to all vehicles which are floorplanned. Typical loan terms are 30 to 90 days, each with a possible loan extension. For an additional fee, this loan extension allows the dealer to extend the duration of the loan beyond the original term for another 30 to 90 days, and generally requires the dealer to make payment towards the principal and payment of accrued fees and interest.
The extension of a credit line to a dealer starts with the underwriting process. Credit lines up to $600,000 are extended using a proprietary scoring model developed internally by AFC. Credit lines in excess of $600,000 may be extended using underwriting guidelines which generally require dealership and personal financial statements, monthly bank statements, sales reports and tax returns. The underwriting of each line of credit requires an analysis, write-up and recommendation by the credit department and, in the case of credit lines in excess of $600,000, final review by a credit committee.

Collateral Management
Collateral management is an integral part of daily operations at each AFC location, including our corporate headquarters. AFC's proprietary system facilitates this daily collateral management by providing real-time access to dealer information and enables field and corporate personnel to assess and manage potential collection issues. Restrictions are automatically placed on customer accounts in the event of a delinquency, payments by dealers from bank accounts with insufficient funds or poor audit results. Field personnel are proactive in managing collateral by monitoring loans and changes in payoff activity. In addition, over 58,000 routine audits, or inventory audits, are performed annually on the dealers' lots through our AutoVIN subsidiary. The audit reconciliation process is centralized in order to better mitigate risk and make field personnel time available to focus on the customer. Poor results from inventory audits typically require personnel to take actions to determine the status of missing collateral, including visiting the dealer personally, verifying units held off-site and collecting payments for units sold. Audits also identify troubled accounts, triggering the involvement of AFC's risk department.
AFC operates three divisions which are organized into ten regions in North America. Each division and region is monitored by managers who oversee daily operations. At the corporate level, AFC employs full-time risk specialists and collection attorneys who are assigned to specific regions and monitor collection activity for these areas. Risk specialists work closely with the field personnel to track trends before an account becomes a troubled account and to determine, together with collection attorneys, the best strategy to secure the collateral once a troubled account is identified. In addition, many of our dealers with significant credit lines are managed by a centralized team to provide customized customer service as well as enhanced risk oversight.
Securitization
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC's securitization facility has been in place since 1996. AFC Funding Corporation had a committed facility of $2.0 billion from a third-party facility for U.S. finance receivables at December 31, 2023. The agreement expires on January 31, 2026.
We also have an agreement in place for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables. This securitization facility provides up to C$300 million in financing for eligible finance receivables through a third-party conduit (separate from the U.S. facility). The agreement expires on January 31, 2026. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
Competition
AFC provides short-term dealer floorplan financing of wholesale vehicles primarily to independent vehicle dealers in North America. At the national level, AFC's competition includes NextGear Capital by Cox Automotive ("NextGear Capital"), other specialty lenders, banks and financial institutions. At the local level, AFC faces competition from banks, credit unions and independent auctions who may offer floorplan financing to local customers.
Some of our wholesale used vehicle marketplace competitors may endeavor to capture a larger portion of the floorplan financing market. AFC competes primarily on a relationship basis, focusing on quality of service, convenience of payment, scope of services offered to solve customer pain points and consistent commitment to the sector. This and our long-term relationships with customers have been established over time and act as a competitive strength for us.
Seasonality
The volume of vehicles sold through our marketplaces generally fluctuates from quarter to quarter. This seasonality is caused by several factors including weather, the timing of used vehicles available for sale from selling customers, holidays, and the seasonality of the retail market for used vehicles, which affects the demand side of the auction industry. Wholesale used vehicle volumes tend to decline during prolonged periods of winter weather conditions. As a result, revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis. In North America, the fourth calendar quarter typically experiences lower used vehicle volume as well as additional costs associated with the holidays and winter weather.
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
Employees and Human Capital
At December 31, 2023, we had approximately 4,500 employees, of which approximately 2,100 were located in the U.S. and approximately 2,400 were located in Canada, Europe, Uruguay and the Philippines. Approximately 85% of our workforce consists of full-time employees. None of our employees participate in collective bargaining agreements, but we have a works council in Belgium pursuant to local law. In addition to the employee workforce, we utilize independent contractors and temporary labor services to provide certain services.
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
Intellectual Property
We rely on various intellectual property laws, confidentiality procedures and contractual provisions to protect our proprietary technology and brands. We have registered, and applied for the registration of, U.S. and international trademarks, service marks, domain names and copyrights. We have also filed patent applications and obtained registrations in the U.S. and foreign countries covering certain of our technology. We have licensed in the past, and expect that we may license in the future, certain of our rights to other parties. For additional information regarding the risks relating to intellectual property, see Item 1A. "Risk Factors" of this Annual Report on Form 10-K.
Available Information
Our web address is corporate.openlane.com. Our electronic filings with the Securities and Exchange Commission ("SEC") (including all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports) are available free of charge on the website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Principal Executive and Senior Financial Officers and charters of the audit committee, the compensation committee, the nominating and corporate governance committee and the risk committee of our board of directors are available on our website and available in print to any stockholder who requests it. The information posted on our website is not incorporated into this Annual Report.
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
Our business is dependent on information technology, particularly as we execute our digital transformation strategy. Robust information technology systems, platforms and products are critical to our operating environment, digital online products and competitive position. We have made and continue to make investments to improve our information technology infrastructure. Such improvements are often complex, costly and time consuming. If implementation of such improvements are delayed, or if we encounter unforeseen problems with our new systems and processes or in migrating away from our existing systems and processes, our operations and our ability to manage our business could be negatively impacted as we may experience disruptions in our business operations, loss of customers, loss of revenue or damage to our reputation.
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
There can be no assurance that others will not acquire or develop similar or superior technologies sooner than we do or that we will acquire technologies on an exclusive basis or at a significant price advantage. In addition, we may not timely or effectively develop or enhance services or business processes to respond to emerging technological trends, including artificial intelligence, or our competitors may be able to develop or enhance services or business processes sooner or more effectively. If we do not accurately predict, prepare and respond to new kinds of technology innovations, market developments and changing customer needs, our revenues, profitability and long-term competitiveness could be materially adversely affected.
Unsuccessful implementation of business initiatives to reduce costs and align our business to our digital operating model, or unintended consequences of the implementation of such initiatives, may adversely affect our business.
We have taken certain steps to reduce the cost of our operations, improve efficiencies, and realign our organization and staffing to better match our market opportunities and digital initiatives. For example, following the sale of the ADESA U.S. physical auction business, we implemented permanent changes in our operating model and our cost structure to reengineer the way we do business and ultimately reduce our costs to provide services. We have continued to restructure our business to reflect the current market and asset-light digital model, reallocate our resources towards the highest growth initiatives, consolidate our platforms, transition to cloud-based solutions and leverage a global shared services model. We expect to continue to implement cost reduction and business alignment initiatives as we seek to realize operating synergies, achieve our target operating model and profitability objectives, and more closely reflect changes in the strategic direction of our business. These changes could be disruptive to our business, and we may experience a loss of accumulated knowledge, loss of continuity and inefficiency, adverse effects on employee morale, loss of key personnel and other retention issues during transitional periods. These initiatives can require a significant amount of time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of our cost reduction and business alignment initiatives, it could have an adverse effect on our competitive position and market share, business, financial condition and results of operations.
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
Our marketplace businesses currently compete with a number of physical auction companies and online wholesale and retail vehicle selling platforms. The dealer-to-dealer space in particular is experiencing a digital disruption as competitors and new market participants introduce new technologies. If the number of vehicles sold through our marketplaces decreases due to these competitors or other industry changes, or if we are unable to compete and gain market share in the dealer-to-dealer space, our revenue and profitability may be negatively impacted. In addition, our long-lived assets could also become subject to impairment.
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
We are dependent on the supply of used vehicles in the wholesale market, and our financial performance depends, in part, on conditions in the automotive industry. The automotive industry has experienced unprecedented market conditions, caused in part by supply chain issues, the shortage of semiconductors and associated delays in new vehicle production. In recent years, these factors have resulted in significant fluctuations in used vehicle values and declines in vehicle volumes in the wholesale market.
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
In addition, the supply of vehicles coming to the wholesale market could be impacted by changes to the broader automotive industry. For example, an increased demand for electric vehicles could cause the number of vehicles coming to the wholesale market to decline and the ancillary services we provide to decline or change. Further, technology is being developed to produce automated, driverless vehicles that could reduce the demand for, or replace, traditional vehicles, including the used vehicles on our marketplaces. Additionally, ride-hailing and ride-sharing services are becoming increasingly popular as a means of transportation and may decrease consumer demand for the used vehicles that are offered on our marketplaces, particularly as urbanization increases. If we are unable to or otherwise fail to successfully adapt to such industry changes, our business, financial condition and results of operations could be materially and adversely affected.
Used vehicle prices impact fee revenue per unit and conversion rates and may impact the supply of used vehicles, loan losses at AFC and could adversely affect our profitability.
The volume of new vehicle production, accuracy of lease residual estimates, interest rate fluctuations, customer demand and changes in regulations, among other things, all potentially affect the pricing of used vehicles. Used vehicle prices may affect the volume of vehicles entered for sale in our marketplaces and the demand for those used vehicles, the fee revenue per unit, marketplace conversion rates, loan losses for our dealer financing business and our ability to retain customers. When used vehicle prices are high, dealer customers may retail more of their trade-in vehicles on their own rather than selling them in the wholesale channel. A sustained reduction in used vehicle pricing could result in a potential loss of consignors, an increase in loan losses at AFC and decreased profitability.
Our marketplace businesses also sell vehicles that have been purchased (e.g., inherited vehicles, vehicles returned or vehicles purchased by OPENLANE Europe and others). When a vehicle is purchased and then resold, rather than sold on a consignment basis, we are exposed to inventory risks, including losses from theft, damage and obsolescence. In addition, when vehicles are purchased, we are subject to changes in vehicle values, which could adversely affect our revenue and profitability.
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
We believe our future success depends in part on our ability to respond to changes in customer requirements and our ability to meet regulatory requirements for our customers. Many of our customers, including our financial institution customers, are subject to significant and evolving regulations. We work to develop strong relationships and interactive dialogue with our customers to better understand current trends and customer needs. Our success will also depend, in part, on our ability to provide customers with a user-friendly digital experience. If we are not successful in meeting our customers' expectations, our customer relationships could be negatively affected and result in a loss of future business, which would adversely affect our operating results and financial condition.
Our business and operating results would be adversely affected if we lose one or more significant customers.
Loss of business from, or changes in the consignment patterns of, our key customers could have a material adverse effect on our business and operating results. Generally, commercial and dealer customers do not make binding long-term commitments to us regarding consignment volumes. Many of our customer agreements can be terminated by the customer for convenience on advance written notice, which provides our customers with the opportunity to renegotiate their agreements with us or to award more business to our competitors. Any such customer could reduce its overall supply of vehicles for our marketplaces, seek protection under the bankruptcy laws, or otherwise seek to materially change the terms of its business relationship with us at any time. There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers or business partners on acceptable terms or at all, or collect amounts owed to us from customers or business partners. Any such change could harm our business and operating results. While no single customer accounted for 10% or more of our consolidated revenues in 2023, the loss of, or material reduction in business from, our key customers could have a material adverse effect on our business and operating results.
If we fail to attract and retain key personnel, or have inadequate succession planning, we may not be able to execute our business strategies and our financial results could be negatively affected.
Our success depends in large part on the talents and efforts of our executives and other key employees, including those with digital capabilities. Our future success will depend upon our ability to continue to identify, hire, develop, motivate and retain talented personnel. If we lose the services of one or more of our key personnel, or if one or more key personnel joins a competitor or otherwise competes with us, we may not be able to effectively implement our business strategies or maintain customer relationships, and our business could be materially adversely affected.
In addition, our failure to put in place adequate succession plans for key roles or the failure of key personnel to successfully transition into new roles could have an adverse effect on our business and operating results. The unexpected or abrupt departure of one or more of our key personnel and the failure to effectively transfer knowledge and effect smooth key personnel transitions may have an adverse effect on our business.
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
Acquisitions have been a significant part of our growth strategy and have enabled us to further broaden and diversify our service offerings. Our strategy generally includes acquisitions of companies, products, services and technologies to expand our online, digital and mobile capabilities. Acquisition of businesses requires substantial time and attention of management personnel and may also require additional equity or debt financings. Further, integration of newly established or acquired businesses is often disruptive. We may incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed. There can be no assurance that we will identify appropriate targets, will acquire such businesses on favorable terms, will be able to successfully integrate such organizations into our business or will be able to realize anticipated benefits. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and they could materially adversely affect our business, financial condition and results of operations. Acquisitions may also have unanticipated tax, legal, regulatory and accounting ramifications, including as a result of recording goodwill that is subject to impairment testing on a regular basis and potential periodic impairment charges. Another accounting ramification includes the valuation of contingent consideration at the acquisition date which is subject to remeasurement each reporting period and could result in additional expense. In addition, we expect to compete against existing and new competitors for suitable acquisitions. If we are able to consummate acquisitions, such acquisitions could be dilutive to earnings, and we could overpay for such acquisitions.
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
•dealing with political and/or economic instability, including the effects of the exit of the U.K. from the E.U.;
•geopolitical instability, terrorism, war and military conflicts, including the conflict between Ukraine and Russia;
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
We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of our business processes and activities. The secure operation of these systems, and the processing, maintenance, enhancement and reliability of these systems, are critical to our business operations and strategy. The technology to operate some of our businesses is provided, in whole or in part, by third-party service providers, and we do not own or control the operation of third-party facilities. Our systems and the third-party systems with which we interact are subject to damage, failure or interruption due to various reasons, such as power or other critical infrastructure outages, facility damage, physical theft, telecommunications failures, malware, security incidents, cyber-attacks (including cyber-threats from nation-state actors), natural disasters and catastrophic events, legacy applications, integration delays, inadequate system hygiene and inadequate or ineffective redundancy measures. In addition, any financial difficulties, up to and including bankruptcy, faced by our service providers or any of their subcontractors, may have negative effects on our business, the nature and extent of which are difficult to predict. Our customers and vendors also rely on our information technology systems to conduct their operations. Any significant disruptions of our information technology systems could negatively impact our business and customers, damage our reputation and materially adversely affect our consolidated financial position and results of operations.
Data security concerns relating to our technology or breaches of information technology systems, could adversely affect our business and reputation.
We have experienced cyber-attacks and security incidents of varying degrees and believe we will continue to be a potential target of such threats and attacks. This threat has increased corresponding to the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. The technology infrastructure and systems of our suppliers, vendors, service providers and partners have also in the past experienced and may in the future experience such threats and attacks. Cyber-attacks or other security incidents could lead to service interruptions, malfunctions or other failures in the technology that supports our businesses and customers, as well as the operations of our customers or other third parties. Cyber-attacks or other security incidents could also damage our reputation with our customers and other parties and the market, and cause us to incur additional costs (such as repairing systems, adding personnel or security technologies or compliance costs), regulatory penalties, financial losses to both us and our customers and partners and the loss of customers and business opportunities. If such cyber-related events are not detected in a timely manner, their effect could be compounded.
Although we have technology and information security policies and processes and disaster recovery plans in place, these measures may not be adequate to ensure that our operations will not be compromised or disrupted should such an event occur. There can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect material consequences arising from such incidents or attacks, or to avoid a material adverse impact on our systems after such incidents or attacks do occur. The security measures we employ to protect our systems have in the past not detected or prevented, and may in the future not detect or prevent, all attempts to hack our systems, denial-of-service attacks, viruses, malicious software (malware), employee error or malfeasance, phishing attacks, security breaches, disruptions during the process of upgrading or replacing computer software or hardware or integrating systems of acquired businesses or assets or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by the sites, networks and systems that we otherwise maintain, which include cloud-based networks and storage. The existence and use of acquired and legacy applications and systems increase these risks.
Our network and systems are also subject to compromise from the actions or inactions of vendors and other third parties who have legitimate access (including Carvana personnel under our transition services agreement). Even if we successfully protect our own network and systems, our supply chain infrastructure and other third parties may not maintain adequate security measures (including identifying defects or vulnerabilities) to protect against unauthorized access, cyber attacks or mishandling of data, which could result in a breach of or disruption to our systems and network. Our control over and ability to monitor the security practices of our vendors and other third parties with whom we do business remains limited, and there can be no assurance that we can prevent, mitigate, or remediate the risk of any compromise or failure in the cybersecurity infrastructure owned or controlled by such third parties or others within their respective supply chains.
If our information technology systems are compromised, become inoperable for extended periods of time or cease to function properly, we may have to make a significant investment to fix or replace the information technology and our ability to provide many of our electronic and online solutions to our customers may be impaired, which would have a material adverse effect on our consolidated operating results and financial position. In addition, as cyber-threats continue to evolve in both intensity and velocity, we may be required to expend significant additional resources to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Further, the rapid evolution and increased adoption of artificial intelligence increases the risk of cyber-attacks and security incidences. Use of artificial intelligence by our employees and vendors, whether authorized or unauthorized, also increases the risk that our intellectual property and other proprietary information will be unintentionally disclosed. Any of the risks described above could result in the loss or misuse of proprietary, confidential or sensitive information, disrupt our business, damage our reputation, expose us to legal liability and materially adversely affect our consolidated financial position and results of operations.
Compliance with U.S. and global privacy and data security requirements could result in additional costs and liabilities or inhibit our ability to collect, transmit and/or store data, and the failure to comply with such requirements could subject us to significant fines and penalties, which could adversely affect our business, financial condition and reputation.
Aspects of our operations and businesses are subject to privacy regulations in the United States, including but not limited to the California Consumer Privacy Act (“CCPA”), as amended and expanded by the California Privacy Rights Act ("CPRA"), and around the globe, most notably the European Union’s General Data Protection Regulation (the “GDPR”). We collect, process and store sensitive data, including proprietary business and customer information, as well as personally identifiable information of our customers, their consumers and our employees. Many U.S. and foreign jurisdictions have passed, or are currently contemplating, a variety of artificial intelligence, consumer protection, data privacy, and data security laws and regulations that impact our business or the business of our customers, including consumer notification and other requirements in the event that consumer information is accessed and/or acquired by unauthorized persons and regulations regarding the use, access, accuracy, security and retention of such data. These laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations and enforcement. The regulatory framework for privacy and data security issues has become increasingly burdensome and complex worldwide, and is expected to continue to be so for the foreseeable future. Our compliance with global laws and regulations relating to privacy, data protection and information security may materially increase our costs or otherwise limit our ability to continue or pursue certain business activities. Our failure to comply with applicable laws or regulations could also result in fines, sanctions, private litigation, government enforcement, business disruption, credit reporting and other expenses, damage to our reputation and loss of customers. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all losses from any future disruption, security incident or breach.
If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.
We rely and expect to continue to rely on a combination of confidentiality, assignment and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect our proprietary rights. In the United States and internationally, we have filed various applications for protection of certain aspects of our intellectual property, and we currently hold issued patents in the United States, Europe and Canada. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, there can be no assurance that such measures will be adequate or that others will not offer products or concepts that are substantially similar to ours and compete with our business. Changes in laws and regulations or adverse court rulings may also negatively affect our ability to protect our proprietary rights or prevent others from using our intellectual property and technology. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could have an adverse effect on our business and financial results.
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
We rely on third-party technology for certain of our critical business functions, including certain inspection, auction management and marketplace technologies. If these technologies fail, or if such third-party service providers or strategic partners were to cease operations, temporarily or permanently, face financial distress or other business disruptions, increase their fees, or if our relationships with these providers or partners deteriorate or terminate, we could suffer increased costs and we may be unable to provide similar services until an equivalent provider could be found or we could develop replacement technology or operations. In addition, if we are unsuccessful in identifying or finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or if we ineffectively manage these relationships, it could have an adverse impact on our business and financial results.
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
•Decline in the demand for used vehicles. We may experience a decrease in demand for used vehicles from dealer customers due to factors including the lack of availability of consumer credit and declines in consumer spending and consumer confidence. Adverse credit conditions also affect the ability of dealers to secure financing to purchase used vehicles, which further negatively affects buyer demand. In addition, a reduction in the number of franchised and independent used car dealers may reduce dealer demand for used vehicles.
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
Global financial markets experience from time to time volatility, disruption and credit contraction. Significant volatility or disruption of global financial markets, inflation, supply chains or commercial activity due to Russia’s invasion of Ukraine or other geopolitical events, war, terrorism, natural disasters, public health issues (including pandemics such as the COVID-19 pandemic) or other factors could negatively affect our industry and business and our ability to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all. A disruption in the financial markets may adversely affect our ability to raise, restructure or refinance indebtedness.

Our indebtedness and the terms of our indebtedness could impair our financial condition and adversely affect our ability to react to changes in our business.
As of December 31, 2023, our total debt was approximately $364.6 million, exclusive of liabilities related to our securitization facilities which are not secured by the general assets of OPENLANE, and we had $133.3 million of borrowing capacity under our Revolving Credit Facility (net of $54.7 million in outstanding letters of credit).
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
In addition, if we are unable to generate sufficient cash from operations to service our debt and meet other cash needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, particularly because of the restrictions imposed by the agreement governing our Revolving Credit Facility and the indenture governing our senior notes on our ability to incur additional debt and use the proceeds from asset sales. If we must sell certain of our assets, it may negatively affect our ability to generate revenue. The inability to obtain additional financing could have a material adverse effect on our financial condition.
If we cannot make scheduled payments on our debt, we would be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, the lenders under our Revolving Credit Facility could terminate their commitments to lend us money and foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.
Furthermore, the agreement governing our Revolving Credit Facility and the indenture governing our senior notes include, and future debt instruments may include, certain restrictive covenants which could limit our ability to enter into certain transactions in the future and may adversely affect our ability to operate our business.
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
Fluctuations between U.S. and foreign currency values may adversely affect our results of operations and financial position, particularly fluctuations with Canadian currency values. In addition, there may be tax inefficiencies in repatriating cash from our foreign subsidiaries. Approximately 38% of our revenues from continuing operations were attributable to our foreign operations for the year ended December 31, 2023. The results of operations of our foreign subsidiaries are translated from local currency into U.S. dollars for financial reporting purposes. Changes in the value of foreign currencies, particularly the Canadian dollar and the euro relative to the U.S. dollar could negatively affect our profits from foreign operations and the value of the net assets of our foreign operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial condition or results of operations as reported in U.S. dollars.
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
•AFC is subject to certain federal, state and provincial laws which regulate commercial and small business lending activities and interest rates and, in certain jurisdictions, require AFC or one of its subsidiaries to be licensed. These laws are complex and are rapidly evolving, including adverse legislative and regulatory trends towards regulating small business lending similar to consumer lending.
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
•We are subject to laws and regulations with respect to emerging technologies being incorporated into our business, including artificial intelligence, machine learning and data analytics.
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
The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to evolving interpretations and continuous change. Changes in law or governmental regulations or interpretations of existing law or regulations could result in increased costs, reduced vehicle prices and decreased profitability for us. In addition, failure to comply with present or future laws and regulations or changes in existing laws or regulations or in their interpretation could have a material adverse effect on our operating results and financial condition.
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
Typically, following the sale of a vehicle, we do not release the vehicle and/or title to a buyer until we have received full payment from the buyer or confirmation of arrangement for such payment. We may, however, remit payment to a seller before receiving payment from a buyer, and, in those circumstances, we may not have recourse against sellers for any buyer’s failure to satisfy its payment obligations. Revenue for a vehicle consigned to us for sale typically includes only the applicable buyer and seller fees associated with the transaction and not the vehicle sale proceeds. As a result, any failure to collect a receivable from the buyer in full may result in a loss up to the amount of the vehicle sale proceeds plus the applicable buyer fees and any collection related expenses. If we are unable to collect the vehicle sale price plus applicable buyer fees from buyers on a large number of vehicles, our revenue and cash flows may be negatively impacted resulting in a material adverse effect on our results of operations and financial condition.
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
For example, certain systems sold to Carvana as part of the ADESA U.S. physical auction business sale transaction are integral to our OPENLANE Canada operations and other remaining parts of our business. Carvana has agreed to maintain and make those systems available to support retained Company businesses for a period of time post-closing. Further, Carvana has agreed to continue to allow AFC to occupy office space in the ADESA U.S. physical auction locations owned by Carvana.

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
The sale of the ADESA U.S. physical auction business resulted in our being a smaller enterprise focused on our digital marketplaces. While we believe our transition to a more asset-light and lower overhead operating model will better position us going forward, we may face additional challenges when raising additional capital or restructuring or refinancing our indebtedness.
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
You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Many factors could cause the market price of our common stock to rise and fall, including but not limited to the following:
•announcements by us or our competitors of significant business developments, new offerings, acquisitions or strategic investments;
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
•changes in general economic and market conditions;
•changes in industry conditions (including changes in anticipated future market size and growth rate); and
•changes in regulatory and other dynamics.
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
As of December 31, 2023, 634,305 shares of our Series A Preferred Stock were outstanding, representing approximately 25% of our outstanding common stock, including the Series A Preferred Stock on an as-converted basis. Holders of Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends were payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payment dates (through June 30, 2022), and thereafter, in cash or in kind, or any combination thereof, at our option. Because holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Series A Preferred Stock, and the subsequent issuance of additional shares of Series A Preferred Stock through the payment of in kind dividends, effectively reduces the relative voting power of the holders of our common stock. In addition, the conversion of the Series A Preferred Stock into common stock would dilute the ownership interest of existing holders of our common stock. Furthermore, any sales in the public market of the common stock issuable upon conversion of the Series A Preferred Stock would increase the number of shares of our common stock available for public trading, and could adversely affect prevailing market prices of our common stock. Pursuant to customary registration rights agreements, we were required to register for resale the shares of Series A Preferred Stock and the shares of common stock issuable upon conversion of the Series A Preferred Stock. This registration facilitates the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.
Apax and the other holders of our Series A Preferred Stock may exercise influence over us.
As of December 31, 2023, the outstanding shares of our Series A Preferred Stock represented approximately 25% of our outstanding common stock, including the Series A Preferred Stock on an as-converted basis. The terms of the Series A Preferred Stock require the approval of a majority of our Series A Preferred Stock by a separate class vote for us to:
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
Future sales by us or by our existing stockholders of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. These sales also could impede our ability to raise future capital. Under our amended and restated certificate of incorporation, we are authorized to issue up to 400,000,000 shares of common stock, of which 108,040,704 shares of common stock were outstanding as of December 31, 2023. In addition, pursuant to a registration statement under the Securities Act, we have registered shares of common stock reserved for issuance in respect of stock options and other incentive awards granted to our officers and certain of our employees. If any of these holders cause a large number of securities to be sold in the public market, including common stock issuable upon conversion of the Series A Preferred Stock, the sales could reduce the trading price of our common stock. We cannot predict the size of future sales of shares of our common stock or the effect, if any, that future sales, or the perception that such sales may occur, would have on the market price of our common stock.
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
In October 2019, our board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock. Since October 2019, the share repurchase program has been amended from time-to-time through subsequent approvals by the board of directors. These amendments have served to increase the size of the share repurchase program and extend its maturity date through December 31, 2024. Repurchases of our common stock pursuant to our share repurchase program, or any future share repurchase program, could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased the shares of common stock. Although our share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program's effectiveness. Furthermore, the program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time, which could cause the market price of our stock to decline.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk management and strategy
The Company’s enterprise risk management (“ERM”) program includes assessing, identifying and managing material risks from various sources, including those related to cybersecurity. The Company uses information from incident history, threat intelligence, formal and informal security networks, government information sharing and recognized information security frameworks to inform its cybersecurity risk management approach.
The Company’s cybersecurity risk management processes incorporate multiple layers of security to help identify and protect against cybersecurity threats including a dedicated cybersecurity team, technical security controls, policy enforcement, monitoring systems, employee training, contractual arrangements and management oversight. Given the dynamic nature of the cyber-threat environment, the Company engages third-party assessors, consultants and others from time to time to assist in various cyber-related matters, including assessing, enhancing, implementing and monitoring the Company's cybersecurity risk management process.
The Company maintains a vendor risk management program designed to identify and manage risks associated with third-party service providers, with management retaining responsibility for oversight of cybersecurity threats. The Company also maintains an incident response plan that includes escalation criteria and preliminary materiality assessments to guide disclosure objectives.
The Company describes risks related to cybersecurity threats that could materially impact its business strategy, results of operations or financial condition under the heading “Risk Factors.” Material impacts could include loss of access to systems and data, financial costs and reputational harm, among others.
Governance
Management is responsible for assessing and managing risk at the Company, including communicating the most material risks to the Board of Directors and its committees. The Board of Directors has primary responsibility for risk oversight, with a focus on the most significant risks facing the Company. With respect to cybersecurity risks, the Risk Committee of the Board of Directors (“Risk Committee”) provides oversight for matters specifically relating to cybersecurity and other risks related to information technology systems and procedures, including but not limited to data security and privacy.
Management leverages the collective expertise of the Company’s information security function which reports to the Chief Financial Officer through the Company’s Chief Information Security Officer (“CISO”). The CISO has served in this position for the Company since 2017, holds various relevant credentials including CISSP (Certified Information Systems Security Professional), and has extensive cybersecurity experience having served in information technology roles for over 35 years and cybersecurity leadership roles for 15 years. The CISO reports to the Risk Committee quarterly on information security matters, including, among other things, the Company’s cyber risks and threats, the status of projects to further strengthen the Company’s information security systems, assessments of the Company’s security program and the emerging regulatory and threat landscape. The CISO also briefs the full Board of Directors on cybersecurity matters at least annually.
As described above, management informs the Risk Committee about prevention, detection, mitigation and remediation of cybersecurity incidents quarterly and monitors such matters continuously. The Risk Committee reviews and discusses with management the quality and effectiveness of the Company’s efforts to mitigate such risks and reports such findings to the Board of Directors.
Item 2.    Properties
Our corporate headquarters is located in Carmel, Indiana, where we lease office space pursuant to a lease that expires in 2034. At December 31, 2023, we also owned or leased other properties in the United States, Canada, Europe, the United Kingdom, Uruguay and the Philippines.
Facilities utilized by the Marketplace segment primarily include 15 vehicle logistics center locations across Canada at December 31, 2023, which are either owned or leased. The OPENLANE Canada facilities consist on average of approximately 60 acres of land per site and have parking areas to store vehicles and may have additional buildings for reconditioning, registration, maintenance, bodywork, and other ancillary and administrative services.
In our Finance segment, AFC has approximately 90 locations in North America at December 31, 2023, including 51 branches which are physically located at 9 OPENLANE Canada vehicle logistics centers and other competitor locations (hybrid of physical locations and a digital servicing network). Each of the remaining AFC offices is strategically located in close proximity to at least one of the auctions that it serves. AFC generally leases its branches.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
OPENLANE's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "KAR" and has been traded on the NYSE since December 11, 2009. As of February 15, 2024, there were 5 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the holders of record.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities made by OPENLANE during the period covered by this report.
Issuer Purchases of Equity Securities
The following table provides information about purchases by OPENLANE, Inc. of its shares of common stock during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
October 1 - October 31	—	$—	—	$125.0
November 1 - November 30	—	—	—	125.0
December 1 - December 31	—	—	—	125.0
Total	—	$—	—

(1)     In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock, par value $0.01 per share. Since October 2019, the share repurchase program has been amended from time-to-time through subsequent approvals by the board of directors. These amendments have served to increase the size of the share repurchase program and extend its maturity date. In October 2023, the board of directors authorized an increase in the size of the Company’s share repurchase program by an additional $20.3 million and an extension of the share repurchase program through December 31, 2024. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions.

Stock Price Performance Graph
The graph below shows the cumulative total stockholder return, assuming an investment of $100 and dividend reinvestment (and taking into account the value of the IAA, Inc. common shares distributed in the spin-off), for the period beginning on December 31, 2018 and ending on December 31, 2023, on each of OPENLANE's common stock, the Standard & Poor's SmallCap 600 Index and the Standard and Poor's 500 Index. Our stock price performance shown in the following graph is not indicative of future stock price performance.

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
OPENLANE
S&P 500 INDEX
S&P SMALLCAP 600 INDEX

Company/Index	Base Period 12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
OPENLANE, Inc.	$100	$123.82	$107.18	$89.96	$75.16	$85.30
S&P 500 Index	$100	$131.49	$155.68	$200.37	$164.08	$207.21
S&P SmallCap 600 Index	$100	$122.78	$136.64	$173.29	$145.39	$168.73

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
Automotive Industry and Economic Impacts on our Business
We are dependent on the supply of used vehicles in the wholesale market, and our financial performance depends, in part, on conditions in the automotive industry. The automotive industry has experienced unprecedented market conditions, including global automotive production challenges. In recent years, these conditions have resulted in significant fluctuations in used vehicle values and declines in vehicle volumes in the wholesale market. More recently, new vehicle supply has begun to recover, which over time should increase wholesale supply.
However, macroeconomic factors, including inflationary pressures, rising interest rates, volatility of oil and natural gas prices and declining consumer confidence continue to impact the affordability and demand for new and used vehicles. Declining economic conditions present a risk to our operations and the stability of the automotive industry. Given the nature of these factors, we cannot predict whether or for how long certain trends will continue, nor to what degree these trends will impact us in the future.
Overview
We are a leading digital marketplace for used vehicles, connecting sellers and buyers across North America and Europe to facilitate fast, easy and transparent transactions. Our business is divided into two reportable business segments, each of which is an integral part of the wholesale used vehicle remarketing industry: Marketplace and Finance.
•The Marketplace segment serves a domestic and international customer base through digital marketplaces in the U.S., Canada and Europe and vehicle logistics center locations across Canada. Comprehensive private label remarketing solutions are offered to automobile manufacturers, captive finance companies and other commercial customers to offer vehicles digitally. Vehicles sold on our digital platforms are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to dealer customers. We also provide value-added ancillary services including inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services.
•Through AFC, the Finance segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent dealer customers throughout the United States and Canada. In addition, AFC provides liquidity for customer trade-ins which can encompass settling lien holder payoffs. AFC also provides title services for their customers. These services are provided through AFC's digital servicing network as well as its physical locations throughout North America.
Since the first quarter of 2022, results of the ADESA U.S. physical auctions have been reported as discontinued operations (see Note 4).

Industry Trends
Wholesale Used Vehicle Industry
We believe the U.S. and Canadian wholesale used vehicle industry has a total addressable market of approximately 15 million vehicles, which can fluctuate depending on seasonality and a variety of other macro-economic and industry factors. This wholesale used vehicle industry consists of the commercial market (commercial sellers that sell to franchise and independent dealers) and the dealer-to-dealer market (franchise and independent dealers that both buy and sell vehicles). The Company supports the majority of commercial sellers in North America with our technology and we believe digital applications may provide an opportunity to expand the total addressable market for dealer-to-dealer transactions. The supply chain issues and market conditions facing the automotive industry in recent years, including the disruption of new vehicle production, low new vehicle supply and historically high used vehicle pricing have had a material impact on the wholesale used vehicle industry.
Automotive Finance
AFC works with independent dealer customers to improve their results by providing a comprehensive set of business and financial solutions that leverage its local presence of branches and in-market representatives, industry experience and scale, as well as OPENLANE affiliations. AFC's North American dealer base was comprised of approximately 14,200 dealers in 2023.
Key challenges for the independent dealer customers include demand for used vehicles, disruptions in pricing of used vehicle inventory, access to consumer financing, increased interest rates and increased used car retail activity of franchise and public dealerships (most of which do not utilize AFC or its competitors for floorplan financing). These same challenges, to the extent they occur, could result in a material negative impact on AFC's results of operations. A significant decline in used vehicle sales would result in a decrease in consumer auto loan originations and an increased number of dealers defaulting on their loans. In addition, volatility in wholesale vehicle pricing impacts the value of recovered collateral on defaulted loans and the resulting severity of credit losses at AFC. A decrease in wholesale used car pricing could lead to increased losses if dealers are unable to satisfy their obligations.
Seasonality
The volume of vehicles sold through our marketplaces generally fluctuates from quarter-to-quarter. This seasonality is caused by several factors including weather, the timing of used vehicles available for sale from selling customers, holidays, and the seasonality of the retail market for used vehicles, which affects the demand side of the auction industry. Wholesale used vehicle volumes tend to decline during prolonged periods of winter weather conditions. As a result, revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis. In North America, the fourth calendar quarter typically experiences lower used vehicle volume as well as additional costs associated with the holidays and winter weather.
In addition, changes in working capital vary from quarter-to-quarter as a result of the timing of collections and disbursements of funds to consignors from marketplace sales held near period end.
Sources of Revenues and Expenses
The vehicles sold on our marketplaces generate auction fees from buyers and sellers. The Company generally does not take title to these consigned vehicles and records only its auction fees as revenue ("Auction fees" in the consolidated statement of income (loss)) because it has no influence on the vehicle auction selling price agreed to by the seller and the buyer at the auction. The Company does not record the gross selling price of the consigned vehicles sold at auction as revenue. The Company generally enforces its rights to payment for seller transactions through net settlement provisions following the sale of a vehicle. Marketplace services such as inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, collateral recovery services and technology solutions are generally recognized at the time of service ("Service revenue" in the consolidated statement of income (loss)). The Company also sells vehicles that have been purchased, which represent approximately 1% of the total volume of vehicles sold. For these types of sales, the Company does record the gross selling price of purchased vehicles sold at auction as revenue ("Purchased vehicle sales" in the consolidated statement of income (loss)) and the gross purchase price of the vehicles as "Cost of services." AFC's revenue ("Finance-related revenue" in the consolidated statement of income (loss)) is comprised of interest and fee income, provision for credit losses and other revenues associated with our finance receivables.
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

Our operating expenses consist of cost of services, selling, general and administrative and depreciation and amortization. Cost of services is composed of payroll and related costs, subcontract services, the cost of vehicles purchased, supplies, insurance, property taxes, utilities, service contract claims, maintenance and lease expense related to the auction sites and loan offices. Cost of services excludes depreciation and amortization. Selling, general and administrative expenses are comprised of payroll and related costs, sales and marketing, information technology services and professional fees.

Results of Operations
Overview of Results of OPENLANE, Inc. for the Years Ended December 31, 2023 and 2022:

	Year Ended December 31,
(Dollars in millions except per share amounts)	2023	2022
Revenues from continuing operations
Auction fees	$395.3	$370.3
Service revenue	619.7	590.3
Purchased vehicle sales	236.7	182.9
Finance-related revenue	393.4	375.9
Total revenues from continuing operations	1,645.1	1,519.4
Cost of services*	867.6	834.3
Gross profit*	777.5	685.1
Selling, general and administrative	430.4	445.1
Depreciation and amortization	101.5	100.2
Gain on sale of property	—	(33.9)
Goodwill and other intangibles impairment	250.8	—
Operating profit (loss)	(5.2)	173.7
Interest expense	155.8	119.2
Other (income) expense, net	(15.6)	(1.3)
Loss on extinguishment of debt	1.1	17.2
Income (loss) from continuing operations before income taxes	(146.5)	38.6
Income taxes	8.3	10.0
Income (loss) from continuing operations	(154.8)	28.6
Income from discontinued operations, net of income taxes	0.7	212.6
Net income (loss)	$(154.1)	$241.2
Income (loss) from continuing operations per share
Basic	$(1.83)	$(0.10)
Diluted	$(1.83)	$(0.10)

* Exclusive of depreciation and amortization
Overview
For the year ended December 31, 2023, we had revenue of $1,645.1 million compared with revenue of $1,519.4 million for the year ended December 31, 2022, an increase of 8%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $1.3 million, or 1%, to $101.5 million for the year ended December 31, 2023, compared with $100.2 million for the year ended December 31, 2022. The increase in depreciation and amortization was primarily the result of the amortization of the ADESA tradename, which was previously an indefinite-lived asset, partially offset by assets that have become fully depreciated and a reduction in assets placed in service.
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
As part of this annual process, in the second quarter of 2023 the Company updated its forecasts for all of its reporting units, including an updated estimate for near-term and long-term revenue growth rates reflecting a slower overall recovery in vehicle volumes. Discount rates and other cash flow assumptions used in the valuations were also adjusted. As a result of this impairment assessment, it was determined that the fair value was lower than the carrying value for our U.S. Dealer-to-Dealer and Europe reporting units (both within the Marketplace segment). Accordingly, the Company recorded non-cash goodwill impairment charges totaling $218.9 million related to our U.S. Dealer-to-Dealer reporting unit and $6.4 million related to our Europe reporting unit. The goodwill impairment charge related to our U.S. Dealer-to-Dealer reporting unit relates to tax deductible goodwill, and as such the impairment resulted in a deferred tax benefit of $52.5 million. The goodwill impairment related to our U.S. Dealer-to-Dealer reporting unit was primarily driven by lower near-term and long-term revenue growth associated with a slower overall recovery in vehicle volumes. The goodwill impairment related to our Europe reporting unit was driven by combining two previously separate reporting units (ADESA U.K. and ADESA Europe) into a single reporting unit. Including ADESA U.K. in the reporting unit resulted in a reduction in the overall fair value of the combined reporting unit, resulting in an impairment charge. The fair value of the remaining reporting units were in excess of their carrying value. The impairment charges were reported as a component of "Goodwill and other intangibles impairment" in the consolidated statements of income (loss).
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
We will continue to monitor events occurring or circumstances changing which may suggest that goodwill should be reevaluated during interim periods. As of December 31, 2023, the remaining carrying value of goodwill related to the U.S. Dealer-to-Dealer and Europe reporting units was $87.3 million and $120.8 million, respectively.
In addition, the second quarter 2023 announcement of the rebrand to an OPENLANE branded marketplace from the ADESA branded marketplaces served as a triggering event requiring a re-evaluation of the useful life and impairment of the ADESA tradename. As such, the Company evaluated the $122.8 million carrying amount of its indefinite-lived ADESA tradename, resulting in a non-cash impairment charge totaling $25.5 million in the second quarter of 2023 and associated deferred tax benefit of $6.5 million (within the Marketplace segment). The impairment charge was reported as a component of "Goodwill and other intangibles impairment" in the consolidated statements of income (loss). The ADESA tradename is expected to continue to generate cash flows pursuant to the purchase and commercial agreements with Carvana and its affiliates for a defined period. The fair value of the ADESA tradename was estimated using the royalty savings method (Level 3 inputs). Furthermore, as a result of the rebrand to OPENLANE, the ADESA tradename is no longer deemed to have an indefinite life and its remaining carrying amount of $97.3 million will be amortized over a remaining useful life of approximately 6 years.
The deferred tax benefits of $52.5 million and $6.5 million associated with the goodwill and tradename impairments, respectively, resulted in the U.S. being in a net deferred tax asset position. Due to the three-year cumulative loss related to U.S. operations, we recorded a $36.4 million valuation allowance against the U.S. net deferred tax asset at December 31, 2023.
Interest Expense
Interest expense increased $36.6 million, or 31%, to $155.8 million for the year ended December 31, 2023, compared with $119.2 million for the year ended December 31, 2022. Interest expense increased $51.6 million at AFC and the increase was attributable to an increase in the average interest rate on the AFC securitization obligations to approximately 7.4% for the year ended December 31, 2023, as compared with approximately 4.0% for the year ended December 31, 2022. In addition, in 2022, there was a realized gain of $16.7 million related to the discontinuance of hedge accounting and termination of the interest rate swaps. These items were partially offset by a decrease in interest expense resulting from repayments of term loan and senior note debt in 2022 and 2023.

Other (Income) Expense, Net
For the year ended December 31, 2023, we had other income of $15.6 million compared with $1.3 million for the year ended December 31, 2022. The increase in other income was primarily attributable to the receipt of $20.0 million in connection with the early termination of a contractual arrangement and a net decrease in realized and unrealized losses on investment securities of $6.7 million, partially offset by the impairment of an equity security and note receivable with the same investee aggregating $10.3 million, a $1.3 million increase in contingent consideration valuation adjustment and a decrease in other miscellaneous income items aggregating $6.2 million. In addition, there were $2.9 million in foreign currency gains on intercompany balances for the year ended December 31, 2023, compared with $2.5 million in foreign currency losses on intercompany balances for the year ended December 31, 2022.
Loss on Extinguishment of Debt
In 2023, we replaced the Previous Revolving Credit Facility and also prepaid a portion of the senior notes. As a result of these items, we recorded a loss on extinguishment of debt totaling $1.1 million. The loss was primarily the result of the write-off of unamortized debt issuance costs associated with lenders not participating in the Revolving Credit Facility and unamortized debt issuance costs associated with the portion of the senior notes repaid.
In 2022, we prepaid the outstanding balance on Term Loan B-6, as well as a portion of the senior notes with proceeds from the Transaction. As a result of these repayments, we recorded a loss on extinguishment of debt totaling $17.2 million primarily representative of the early repayment premium on the senior notes and the write-off of unamortized debt issuance costs associated with Term Loan B-6 and the portion of the senior notes repaid.
Income Taxes
We had an effective tax rate of -5.7% resulting in expense on a pre-tax loss for the year ended December 31, 2023, compared with an effective tax rate of 25.9% for the year ended December 31, 2022. The effective tax rate for the year ended December 31, 2023 was impacted by the goodwill and other intangibles impairment charges and resulting $59.0 million deferred tax benefit recorded with respect to the impairment of tax deductible goodwill and the impairment of other intangibles, partially offset by the $36.4 million deferred tax expense associated with the recording of valuation allowance against the U.S. net deferred tax asset.
Income from Discontinued Operations
In May 2022, Carvana acquired the ADESA U.S. physical auction business from the Company. As such, the financial results of the ADESA U.S. physical auction business have been accounted for as discontinued operations for all periods presented. For the year ended December 31, 2023 and 2022, the Company's financial statements included income from discontinued operations of $0.7 million and $212.6 million, respectively. The $0.7 million in income from discontinued operations for the year ended December 31, 2023 was comprised of an adjustment to income taxes.
Impact of Foreign Currency
For the year ended December 31, 2023 compared with the year ended December 31, 2022, the change in the Canadian dollar exchange rate decreased revenue by $13.9 million, operating profit by $3.5 million and net income by $1.5 million. For the year ended December 31, 2023 compared with the year ended December 31, 2022, the change in the euro exchange rate increased revenue by $7.0 million, operating profit by $0.5 million and net income by $0.3 million.

Marketplace Results

	Year Ended December 31,
(Dollars in millions, except per vehicle amounts)	2023	2022
Auction fees	$395.3	$370.3
Service revenue	619.7	590.3
Purchased vehicle sales	236.7	182.9
Total Marketplace revenue from continuing operations	1,251.7	1,143.5
Cost of services*	801.7	771.2
Gross profit*	450.0	372.3
Selling, general and administrative	380.6	398.6
Depreciation and amortization	92.2	92.3
Gain on sale of property	—	(33.9)
Goodwill and other intangibles impairment	250.8	—
Operating profit (loss)	$(273.6)	$(84.7)
Commercial vehicles sold	710,000	661,000
Dealer consignment vehicles sold	621,000	636,000
Total vehicles sold	1,331,000	1,297,000
Gross profit percentage, excluding purchased vehicles*	44.3%	38.8%

* Exclusive of depreciation and amortization
Total Marketplace Revenue
Revenue from the Marketplace segment increased $108.2 million, or 9%, to $1,251.7 million for the year ended December 31, 2023, compared with $1,143.5 million for the year ended December 31, 2022. The change in revenue included the impact of a decrease in revenue of $11.5 million due to fluctuations in the Canadian dollar exchange rate, partially offset by an increase in revenue of $7.0 million due to fluctuations in the euro exchange rate. The increase in revenue was primarily attributable to the increases in auction fees, service revenue and purchased vehicle sales (discussed below).
The 3% increase in the number of vehicles sold was comprised of a 7% increase in commercial volumes and a 2% decrease in dealer consignment volumes. The gross merchandise value ("GMV") of vehicles sold for the year ended December 31, 2023 was approximately $24.1 billion.
Auction Fees
Auction fees increased $25.0 million, or 7%, to $395.3 million for the year ended December 31, 2023, compared with $370.3 million for the year ended December 31, 2022. The number of vehicles sold increased 3%. Auction fees per vehicle sold for the year ended December 31, 2023 increased $11, or 4%, to $297, compared with $286 for the year ended December 31, 2022. The increase in auction fees per vehicle sold reflects the impact of price increases and the introduction of new auction related services.
Service Revenue
Service revenue increased $29.4 million, or 5%, to $619.7 million for the year ended December 31, 2023, compared with $590.3 million for the year ended December 31, 2022, primarily as a result of increases in repossession and remarketing fees of $25.1 million, third-party fees for platform services of $9.0 million, inspection service revenue of $7.1 million and a net increase in other miscellaneous service revenues aggregating approximately $4.3 million, partially offset by decreases in transportation revenue of $13.6 million and reconditioning revenue of $2.5 million.

Purchased Vehicle Sales
Purchased vehicle sales, which include the entire selling price of the vehicle, increased $53.8 million, or 29%, to $236.7 million for the year ended December 31, 2023, compared with $182.9 million for the year ended December 31, 2022, primarily as a result of an increase in the number of purchased vehicles sold and the average selling price of purchased vehicles sold in Europe.
Gross Profit
For the year ended December 31, 2023, gross profit from the Marketplace segment increased $77.7 million, or 21%, to $450.0 million, compared with $372.3 million for the year ended December 31, 2022. Revenue increased 9% for the year ended December 31, 2023, while cost of services increased 4% during the same period. Gross profit from the Marketplace segment was 36.0% of revenue for the year ended December 31, 2023, compared with 32.6% of revenue for the year ended December 31, 2022. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 44.3% and 38.8% for the years ended December 31, 2023 and 2022, respectively. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold.
Gross profit as a percentage of revenue increased for the year ended December 31, 2023 as compared with the year ended December 31, 2022, primarily due to improved transportation margins, improved profitability in our dealer-to-dealer platforms, cost savings initiatives and an increase in third-party fees for platform services.
Selling, General and Administrative
Selling, general and administrative expenses from the Marketplace segment decreased $18.0 million, or 5%, to $380.6 million for the year ended December 31, 2023, compared with $398.6 million for the year ended December 31, 2022, primarily as a result of decreases in professional fees of $9.8 million, severance of $5.9 million, fluctuations in the Canadian exchange rate of $5.5 million, telecom expenses of $3.0 million, information technology costs of $1.6 million and stock-based compensation of $1.0 million, partially offset by increases in incentive-based compensation of $3.4 million, marketing costs of $2.8 million, compensation expense of $1.3 million and other miscellaneous expenses aggregating $1.3 million.
Gain on Sale of Property
In October 2022, the Company closed on the sale of excess land in Montreal which resulted in a gain of $33.9 million.
Goodwill and Other Intangibles Impairment
See the above discussion of goodwill and other intangibles impairment in the consolidated results of operations for OPENLANE, Inc.

Finance Results

	Year Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2023	2022
Finance-related revenue
Interest income	$248.4	$202.8
Fee income	183.3	171.9
Other revenue	12.3	11.0
Provision for credit losses	(50.6)	(9.8)
Total Finance revenue	393.4	375.9
Cost of services*	65.9	63.1
Gross profit*	327.5	312.8
Selling, general and administrative	49.8	46.5
Depreciation and amortization	9.3	7.9
Operating profit	$268.4	$258.4
Loan transactions	1,625,000	1,562,000
Revenue per loan transaction	$242	$241

* Exclusive of depreciation and amortization
Revenue
For the year ended December 31, 2023, the Finance segment revenue increased $17.5 million, or 5%, to $393.4 million, compared with $375.9 million for the year ended December 31, 2022. The increase in revenue was primarily the result of a 4% increase in loan transactions.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, increased $1, or less than 1%, primarily as a result of an increase in interest yields driven by an increase in prime rates (Federal Reserve raised interest rates 100 basis points in 2023), and an increase in other fee income per unit, partially offset by an increase in net credit losses and a decrease in loan values.
The provision for credit losses increased to 2.1% of the average managed receivables for the year ended December 31, 2023 from 0.4% for the year ended December 31, 2022. The increased loss rate was due to significant used vehicle value declines, interest rate increases and tightening retail credit availability that impacted used retail sales. The provision for credit losses is expected to be approximately 2% or under, on a long-term basis, of the average managed receivables balance. However, the actual losses in any particular quarter or year could deviate from this range.
Gross Profit
For the year ended December 31, 2023, gross profit for the Finance segment increased $14.7 million, or 5%, to $327.5 million, or 83.2% of revenue, compared with $312.8 million, or 83.2% of revenue, for the year ended December 31, 2022. The increase in gross profit was primarily the result of a 5% increase in revenue, partially offset by a 4% increase in cost of services. The increase in cost of services of $2.8 million was primarily the result of increases in compensation expense of $2.2 million, lot check expenses of $0.6 million and other miscellaneous expenses aggregating $1.3 million, partially offset by a decrease in incentive-based compensation of $1.3 million.
Selling, General and Administrative
Selling, general and administrative expenses for the Finance segment increased $3.3 million, or 7%, to $49.8 million for the year ended December 31, 2023, compared with $46.5 million for the year ended December 31, 2022 primarily as a result of increases in postage expense of $2.8 million, information technology costs of $0.8 million, stock-based compensation of $0.8 million and other miscellaneous expenses aggregating $0.1 million, partially offset by decreases in professional fees of $0.4 million, incentive-based compensation of $0.4 million and contract labor of $0.4 million.

Overview of Results of OPENLANE, Inc. for the Year Ended December 31, 2021:
An overview of the results of OPENLANE, Inc. for the year ended December 31, 2021 was included in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 9, 2023.
Overview of Results of OPENLANE, Inc. for the Three Months Ended December 31, 2023 and 2022:

	Three Months Ended December 31,
(Dollars in millions except per share amounts)	2023	2022
Revenues from continuing operations
Auction fees	$90.0	$80.8
Service revenue	144.5	146.3
Purchased vehicle sales	60.2	45.0
Finance-related revenue	96.6	100.7
Total revenues from continuing operations	391.3	372.8
Cost of services*	204.8	202.0
Gross profit*	186.5	170.8
Selling, general and administrative	103.8	93.0
Depreciation and amortization	25.3	24.0
Gain on sale of property	—	(33.9)
Operating profit	57.4	87.7
Interest expense	39.3	35.4
Other (income) expense, net	(3.1)	(7.7)
Loss on extinguishment of debt	—	0.2
Income from continuing operations before income taxes	21.2	59.8
Income taxes	7.6	17.9
Income from continuing operations	13.6	41.9
Income (loss) from discontinued operations, net of income taxes	0.7	(4.8)
Net income	$14.3	$37.1
Income from continuing operations per share
Basic	$0.02	$0.21
Diluted	$0.02	$0.21

* Exclusive of depreciation and amortization
Overview
For the three months ended December 31, 2023, we had revenue of $391.3 million compared with revenue of $372.8 million for the three months ended December 31, 2022, an increase of 5%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $1.3 million, or 5%, to $25.3 million for the three months ended December 31, 2023, compared with $24.0 million for the three months ended December 31, 2022. The increase in depreciation and amortization was primarily the result of the amortization of the ADESA tradename, which was previously an indefinite-lived asset.
Gain on Sale of Property
In October 2022, the Company closed on the sale of excess land in Montreal which resulted in a gain of $33.9 million.

Interest Expense
Interest expense increased $3.9 million, or 11%, to $39.3 million for the three months ended December 31, 2023, compared with $35.4 million for the three months ended December 31, 2022. Interest expense increased $5.8 million at AFC and the increase was attributable to an increase in the average interest rate on the AFC securitization obligations to approximately 7.7% for the three months ended December 31, 2023, as compared with approximately 6.2% for the three months ended December 31, 2022. These items were partially offset by a decrease in interest expense resulting from the repayment of senior note debt in 2023.
Other (Income) Expense, Net
For the three months ended December 31, 2023, we had other income of $3.1 million compared with $7.7 million for the three months ended December 31, 2022. The decrease in other income was primarily attributable to a decrease in foreign currency gains on intercompany balances of $4.0 million and a decrease in other miscellaneous income aggregating $0.6 million.
Income Taxes
We had an effective tax rate of 35.8% for the three months ended December 31, 2023, compared with an effective tax rate of 29.9% for the three months ended December 31, 2022. The effective tax rate for the three months ended December 31, 2023 was unfavorably impacted by an increase in the valuation allowance related to current year movement of the adjusted U.S. net deferred tax asset and tax expense related to current and planned distribution of foreign earnings.
Income (Loss) from Discontinued Operations
In May 2022, Carvana acquired the ADESA U.S. physical auction business from the Company. As such, the financial results of the ADESA U.S. physical auction business have been accounted for as discontinued operations for all periods presented. The $0.7 million in income from discontinued operations for the three months ended December 31, 2023 was comprised of an adjustment to income taxes. The $4.8 million loss from discontinued operations for the three months ended December 31, 2022 was comprised of an adjustment to income taxes of $5.8 million, partially offset by a $1.0 million reduction to stock-based compensation expense resulting from the true-up of performance-based restricted stock units.
Impact of Foreign Currency
For the three months ended December 31, 2023 compared with the three months ended December 31, 2022, the change in the euro exchange rate increased revenue by $3.6 million, operating profit by $0.3 million and net income by $0.2 million. For the three months ended December 31, 2023 compared with the three months ended December 31, 2022, the change in the Canadian dollar exchange rate decreased revenue by $0.3 million, operating profit by $0.1 million and had no impact on net income.

Marketplace Results

	Three Months Ended December 31,
(Dollars in millions, except per vehicle amounts)	2023	2022
Auction fees	$90.0	$80.8
Service revenue	144.5	146.3
Purchased vehicle sales	60.2	45.0
Total Marketplace revenue from continuing operations	294.7	272.1
Cost of services*	188.5	186.3
Gross profit*	106.2	85.8
Selling, general and administrative	91.7	82.8
Depreciation and amortization	22.7	22.2
Gain on sale of property	—	(33.9)
Operating profit (loss)	$(8.2)	$14.7
Commercial vehicles sold	183,000	151,000
Dealer consignment vehicles sold	135,000	138,000
Total vehicles sold	318,000	289,000
Gross profit percentage, excluding purchased vehicles*	45.3%	37.8%

* Exclusive of depreciation and amortization
Total Marketplace Revenue
Revenue from the Marketplace segment increased $22.6 million, or 8%, to $294.7 million for the three months ended December 31, 2023, compared with $272.1 million for the three months ended December 31, 2022. The change in revenue included the impact of an increase in revenue of $3.6 million due to fluctuations in the euro exchange rate, partially offset by a decrease in revenue of $0.3 million due to fluctuations in the Canadian dollar exchange rate. The increase in revenue was primarily attributable to the increases in purchased vehicle sales and auction fees (discussed below).
The 10% increase in the number of vehicles sold was comprised of a 21% increase in commercial volumes and a 2% decrease in dealer consignment volumes. The GMV of vehicles sold for the three months ended December 31, 2023 was approximately $5.7 billion.
Auction Fees
Auction fees increased $9.2 million, or 11%, to $90.0 million for the three months ended December 31, 2023, compared with $80.8 million for the three months ended December 31, 2022. The number of vehicles sold increased 10%. Auction fees per vehicle sold for the three months ended December 31, 2023 increased $3, or 1%, to $283, compared with $280 for the three months ended December 31, 2022. The increase in auction fees per vehicle sold reflects the impact of price increases and the introduction of new auction related services.
Service Revenue
Service revenue decreased $1.8 million, or 1%, to $144.5 million for the three months ended December 31, 2023 compared with $146.3 million for the three months ended December 31, 2022, primarily as a result of a decrease in transportation revenue of $13.0 million, partially offset by increases in repossession and remarketing fees of $6.9 million, inspection service revenue of $1.4 million and a net increase in other miscellaneous service revenues aggregating approximately $2.9 million.
Purchased Vehicle Sales
Purchased vehicle sales, which include the entire selling price of the vehicle, increased $15.2 million, or 34%, to $60.2 million for the three months ended December 31, 2023, compared with $45.0 million for the three months ended December 31, 2022, primarily as a result of an increase in the number of purchased vehicles sold.

Gross Profit
For the three months ended December 31, 2023, gross profit for the Marketplace segment increased $20.4 million, or 24%, to $106.2 million, compared with $85.8 million for the three months ended December 31, 2022. Revenue increased 8% for the three months ended December 31, 2023, while cost of services increased 1% during the same period. Gross profit for the Marketplace segment was 36.0% of revenue for the three months ended December 31, 2023, compared with 31.5% of revenue for the three months ended December 31, 2022. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 45.3% and 37.8% for the three months ended December 31, 2023 and 2022, respectively. The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold.
Gross profit as a percentage of revenue increased for the three months ended December 31, 2023 as compared with the three months ended December 31, 2022, primarily due to improved mix in our transportation services, improved profitability in our dealer-to-dealer platforms and cost savings initiatives.
Selling, General and Administrative
Selling, general and administrative expenses for the Marketplace segment increased $8.9 million, or 11%, to $91.7 million for the three months ended December 31, 2023, compared with $82.8 million for the three months ended December 31, 2022, primarily as a result of increases in stock-based compensation of $7.4 million, information technology costs of $2.4 million and compensation expense of $1.6 million, partially offset by decreases in severance of $1.9 million and other miscellaneous expenses aggregating $0.6 million.
Gain on Sale of Property
In October 2022, the Company closed on the sale of excess land in Montreal which resulted in a gain of $33.9 million.
Finance Results

	Three Months Ended December 31,
(Dollars in millions except volumes and per loan amounts)	2023	2022
Finance-related revenue
Interest income	$62.9	$59.7
Fee income	46.0	44.7
Other revenue	2.5	3.3
Provision for credit losses	(14.8)	(7.0)
Total Finance revenue	96.6	100.7
Cost of services*	16.3	15.7
Gross profit*	80.3	85.0
Selling, general and administrative	12.1	10.2
Depreciation and amortization	2.6	1.8
Operating profit	$65.6	$73.0
Loan transactions	397,000	392,000
Revenue per loan transaction	$243	$257

* Exclusive of depreciation and amortization
Revenue
For the three months ended December 31, 2023, the Finance segment revenue decreased $4.1 million, or 4%, to $96.6 million, compared with $100.7 million for the three months ended December 31, 2022. The decrease in revenue was primarily the result of an increase in the provision for credit losses, partially offset by a 1% increase in loan transactions.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $14, or 5%, primarily as a result of an increase in net credit losses, a decrease in loan values and a decrease in average portfolio duration, partially offset by an increase in interest yields driven by an increase in prime rates (Federal Reserve raised interest rates 100 basis points since December 31, 2022), and an increase in other fee income per unit.

The provision for credit losses increased to 2.5% of the average managed receivables for the three months ended December 31, 2023 from 1.1% for the three months ended December 31, 2022. The increased loss rate was due to significant used vehicle value declines, interest rate increases and tightening retail credit availability that impacted used retail sales. The provision for credit losses is expected to be approximately 2% or under, on a long-term basis, of the average managed receivables balance. However, the actual losses in any particular quarter or year could deviate from this range.
Gross Profit
For the three months ended December 31, 2023, gross profit for the Finance segment decreased $4.7 million, or 6%, to $80.3 million, or 83.1% of revenue, compared with $85.0 million, or 84.4% of revenue, for the three months ended December 31, 2022. The decrease in gross profit as a percent of revenue was primarily the result of a 4% decrease in revenue. In addition, there was a 4% increase in cost of services. The increase in cost of services of $0.6 million was primarily the result of increases in compensation expense of $0.4 million, professional fees of $0.2 million and travel expenses of $0.2 million, partially offset by a decrease in other miscellaneous expenses aggregating $0.2 million.
Selling, General and Administrative
Selling, general and administrative expenses for the Finance segment increased $1.9 million, or 19%, to $12.1 million for the three months ended December 31, 2023, compared with $10.2 million for the three months ended December 31, 2022 primarily as a result of increases in stock-based compensation of $1.9 million, postage expense of $1.1 million and information technology costs of $0.2 million, partially offset by decreases in compensation expense of $0.2 million, incentive-based compensation of $0.2 million and other miscellaneous expenses aggregating $0.9 million.
LIQUIDITY AND CAPITAL RESOURCES
We believe that the significant indicators of liquidity for our business are cash on hand, cash flow from operations, working capital and amounts available under our Revolving Credit Facility. Our principal sources of liquidity consist of cash generated by operations and borrowings under our Revolving Credit Facility.

	December 31,
(Dollars in millions)	2023	2022
Cash and cash equivalents	$93.5	$225.7
Restricted cash	65.4	52.0
Working capital	363.1	379.2
Amounts available under the Revolving Credit Facility	133.3	161.0
Cash provided by operating activities for the year ended	237.0	4.1
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
Approximately $31.6 million of available cash was held by our foreign subsidiaries at December 31, 2023. If funds held by our foreign subsidiaries were to be repatriated, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
AFC offers short-term inventory-secured financing, also known as floorplan financing, to independent dealer customers. Financing is primarily provided for terms of 30 to 90 days. AFC principally generates its funding through the sale of its receivables. The receivables sold pursuant to the securitization agreements are accounted for as secured borrowings. For further discussion of AFC's securitization arrangements, see "Securitization Facilities."

Credit Facilities
On June 23, 2023, we entered into the Credit Agreement, which replaces the Previous Credit Agreement, and provides for, among other things, the $325 million Revolving Credit Facility. As a result of replacing the Previous Revolving Credit Facility, we incurred a non-cash loss on the extinguishment of debt of $0.4 million in the second quarter of 2023. The loss was the result of the write-off of unamortized debt issuance costs associated with lenders that are not participating in the Revolving Credit Facility. We capitalized approximately $6.2 million of debt issuance costs in connection with the Credit Agreement.
The Revolving Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Revolving Credit Facility also includes a $65 million sub-limit for the issuance of letters of credit and a $60 million sub-limit for swingline loans.
Loans under the Revolving Credit Facility bear interest at a rate calculated based on the type of borrowing (at the Company's election, either Adjusted Term SOFR Rate or Base Rate (each as defined in the Credit Agreement)) and the Company’s Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), with such rate ranging from 2.75% to 2.25% for Adjusted Term SOFR Rate loans and from 1.75% to 1.25% for Base Rate loans. The Company also pays a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio.
As of December 31, 2023 and 2022, $137.0 million and $145.0 million was drawn on the Revolving Credit Facility and the Previous Revolving Credit Facility, respectively. We had related outstanding letters of credit in the aggregate amount of $54.7 million and $19.0 million at December 31, 2023 and 2022, respectively, which reduce the amount available for borrowings under the respective revolving credit facility. Our European operations have lines of credit aggregating $33.1 million (€30 million) of which $17.6 million was drawn at December 31, 2023.
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
Certain covenants contained within the Credit Agreement are critical to an investor’s understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow the lenders under the Credit Agreement to declare all amounts borrowed immediately due and payable. The Credit Agreement contains a financial covenant requiring compliance with a maximum Consolidated Senior Secured Net Leverage Ratio not to exceed 3.5 as of the last day of each fiscal quarter on which any loans under the Revolving Credit Facility are outstanding. The Consolidated Senior Secured Net Leverage Ratio is calculated as Consolidated Total Debt (as defined in the Credit Agreement) divided by Consolidated EBITDA (as defined in the Credit Agreement) for the last four quarters. Consolidated Total Debt includes, among other things, term loan borrowings, revolving loans, finance lease liabilities and other obligations for borrowed money less Unrestricted Cash (as defined in the Credit Agreement). Consolidated EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude, among other things, (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock-based compensation expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (i) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (j) expenses incurred in connection with permitted acquisitions; (k) any impairment charges or write-offs of intangibles; and (l) any extraordinary, unusual or non-recurring charges, expenses or losses. Our Consolidated Senior Secured Net Leverage Ratio was 0.4 at December 31, 2023.
In addition, the Credit Agreement and the indenture governing our senior notes (see Note 12, "Long-Term Debt" for additional information) contain certain limitations on our ability to pay dividends and other distributions, make certain acquisitions or investments, grant liens and sell assets, and the Credit Agreement contains certain limitations on our ability to incur indebtedness. The applicable covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes at December 31, 2023.

Recent Development
On January 19, 2024, the Company and ADESA Auctions Canada Corporation, a subsidiary of the Company (the "Canadian Borrower") entered into the First Amendment Agreement (the "First Amendment") to the Credit Agreement. The First Amendment provides for, among other things, (i) a C$175 million revolving credit facility in Canadian dollars (the "Canadian Revolving Credit Facility") and (ii) a C$50 million sub-limit (the "Canadian Sub-limit") under the Company's existing Revolving Credit Facility for borrowings in Canadian dollars. The proceeds from the Canadian Revolving Credit Facility may be used to finance a portion of the Manheim Canada acquisition, to pay for expenses related to the First Amendment and for ongoing working capital and general corporate purposes.
Loans under the Canadian Revolving Credit Facility bear interest at a rate calculated based on the type of borrowing (at the Canadian Borrower's election, either Adjusted Term CORRA Rate or Canadian Prime Rate (each as defined in the Credit Agreement, as amended by the First Amendment)) and the Company’s Consolidated Senior Secured Net Leverage Ratio, with such rate ranging from 3.00% to 2.50% for Adjusted Term CORRA loans and from 2.00% to 1.50% for Canadian Prime Rate loans. Loans under the Canadian Sub-limit will bear interest at the Adjusted Term CORRA Rate plus a margin ranging from 2.75% to 2.25% based on the Company’s Consolidated Senior Secured Net Leverage Ratio (the same margin as loans under the existing Revolving Credit Facility). The Canadian Borrower will also pay a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Canadian Revolving Credit Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio.
The obligations of the Canadian Borrower under the Canadian Revolving Credit Facility are guaranteed by certain of the Company’s domestic and Canadian subsidiaries (the "Canadian Revolving Credit Facility Subsidiary Guarantors") and are secured by substantially all of the assets of the Company, the Canadian Borrower and the Canadian Revolving Credit Facility Subsidiary Guarantors, subject to certain exceptions; provided, however, the Canadian Borrower and the other Canadian subsidiaries of the Company constituting the Canadian Revolving Credit Facility Subsidiary Guarantors shall guarantee and/or provide security for only the Canadian Secured Obligations (as defined in the Credit Agreement, as amended by the First Amendment).
Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. The Company pays interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year. The senior notes may be redeemed at par as of June 1, 2023. The senior notes are guaranteed by the Subsidiary Guarantors. In June 2023, in connection with a previously announced offer to purchase, we prepaid $140 million of the senior notes at par with proceeds from the Transaction. We incurred a loss on the extinguishment of the senior notes of $0.7 million in the second quarter of 2023 primarily representative of the write-off of unamortized debt issuance costs associated with the portion of the senior notes repaid, as well as purchase offer expenses. In August 2022, we conducted a cash tender offer to purchase up to $600 million principal amount of the senior notes. The tender offer was oversubscribed and as such, $600 million of the senior notes were accepted for prepayment and were prepaid in August 2022 with proceeds from the Transaction. We incurred a loss on the extinguishment of the senior notes of $9.5 million in 2022 primarily representative of the early repayment premium and the write-off of unamortized debt issuance costs associated with the portion of the senior notes repaid. As of December 31, 2023 there was $210.0 million of senior notes outstanding.
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
Liquidity
As of December 31, 2023, $137.0 million was drawn on the Revolving Credit Facility and is classified as current debt based on the Company’s past practice of using the Revolving Credit Facility for short term borrowings. However, the terms of the Revolving Credit Facility do not require repayment until maturity at June 23, 2028.
At December 31, 2023, cash totaled $93.5 million and there was an additional $133.3 million available for borrowing under the Revolving Credit Facility (net of $54.7 million in outstanding letters of credit). Funds held by our foreign subsidiaries could be repatriated, at which point state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits.

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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2026. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at December 31, 2023.
We also have an agreement for the securitization of AFCI's receivables, which expires on January 31, 2026. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$300 million at December 31, 2023. In March 2023, AFCI entered into the Receivables Purchase Agreement (the "Canadian Receivables Purchase Agreement"). The Canadian Receivables Purchase Agreement increased AFCI's committed liquidity from C$225 million to C$300 million and the facility's maturity date remains January 31, 2026. In addition, provisions providing a mechanism for determining alternative rates of interest were added. We capitalized approximately $0.6 million of costs in connection with the Canadian Receivables Purchase Agreement. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $2,305.0 million and $2,416.6 million at December 31, 2023 and 2022, respectively. AFC's allowance for losses was $23.0 million and $21.5 million at December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, $2,296.4 million and $2,396.6 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the $1,631.9 million and $1,677.6 million of obligations collateralized by finance receivables at December 31, 2023 and 2022, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. There were unamortized securitization issuance costs of approximately $13.5 million and $19.4 million at December 31, 2023 and 2022, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Previous Credit Agreement. At December 31, 2023, we were in compliance with the covenants in the securitization agreements.
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

The following tables reconcile EBITDA and Adjusted EBITDA to income (loss) from continuing operations for the periods presented:

	Three Months Ended December 31, 2023
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(17.7)	$31.3	$13.6
Add back:
Income taxes	(2.5)	10.1	7.6
Interest expense, net of interest income	4.9	34.0	38.9
Depreciation and amortization	22.7	2.6	25.3
Intercompany interest	9.8	(9.8)	—
EBITDA	17.2	68.2	85.4
Non-cash stock-based compensation	2.7	0.9	3.6
Acquisition related costs	2.0	—	2.0
Securitization interest	—	(31.4)	(31.4)
Severance	2.0	0.1	2.1
Foreign currency (gains)/losses	(2.1)	—	(2.1)
Net change in unrealized (gains) losses on investment securities	—	(0.4)	(0.4)
Professional fees related to business improvement efforts	1.7	0.4	2.1
Other	0.2	0.3	0.5
Total addbacks/(deductions)	6.5	(30.1)	(23.6)
Adjusted EBITDA	$23.7	$38.1	$61.8

	Three Months Ended December 31, 2022
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$5.8	$36.1	$41.9
Add back:
Income taxes	4.5	13.4	17.9
Interest expense, net of interest income	6.8	28.1	34.9
Depreciation and amortization	22.2	1.8	24.0
Intercompany interest	5.3	(5.3)	—
EBITDA	44.6	74.1	118.7
Non-cash stock-based compensation	(4.7)	(1.0)	(5.7)
Loss on extinguishment of debt	0.2	—	0.2
Acquisition related costs	0.3	—	0.3
Securitization interest	—	(25.8)	(25.8)
Gain on sale of property	(33.9)	—	(33.9)
Severance	4.0	0.2	4.2
Foreign currency (gains)/losses	(6.1)	—	(6.1)
Net change in unrealized (gains) losses on investment securities	—	0.6	0.6
Professional fees related to business improvement efforts	2.6	0.5	3.1
Other	0.7	0.2	0.9
Total addbacks/(deductions)	(36.9)	(25.3)	(62.2)
Adjusted EBITDA	$7.7	$48.8	$56.5

	Year Ended December 31, 2023
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(277.5)	$122.7	$(154.8)
Add back:
Income taxes	(40.4)	48.7	8.3
Interest expense, net of interest income	21.7	130.6	152.3
Depreciation and amortization	92.2	9.3	101.5
Intercompany interest	33.9	(33.9)	—
EBITDA	(170.1)	277.4	107.3
Non-cash stock-based compensation	13.2	4.2	17.4
Loss on extinguishment of debt	1.1	—	1.1
Acquisition related costs	3.1	—	3.1
Securitization interest	—	(120.4)	(120.4)
Severance	5.1	0.4	5.5
Foreign currency (gains)/losses	(2.9)	—	(2.9)
Goodwill and other intangibles impairment	250.8	—	250.8
Contingent consideration adjustment	1.3	—	1.3
Professional fees related to business improvement efforts	5.4	1.2	6.6
Other	1.3	0.9	2.2
Total addbacks/(deductions)	278.4	(113.7)	164.7
Adjusted EBITDA	$108.3	$163.7	$272.0

	Year Ended December 31, 2022
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(105.7)	$134.3	$28.6
Add back:
Income taxes	(36.4)	46.4	10.0
Interest expense, net of interest income	37.6	78.9	116.5
Depreciation and amortization	92.3	7.9	100.2
Intercompany interest	8.4	(8.4)	—
EBITDA	(3.8)	259.1	255.3
Non-cash stock-based compensation	14.2	3.3	17.5
Loss on extinguishment of debt	17.2	—	17.2
Acquisition related costs	1.2	—	1.2
Securitization interest	—	(70.7)	(70.7)
Gain on sale of property	(33.9)	—	(33.9)
(Gain)/Loss on asset sales	(0.1)	—	(0.1)
Severance	11.7	0.7	12.4
Foreign currency (gains)/losses	2.5	—	2.5
Net change in unrealized (gains) losses on investment securities	—	7.1	7.1
Professional fees related to business improvement efforts	13.3	1.9	15.2
Other	7.1	0.4	7.5
Total addbacks/(deductions)	33.2	(57.3)	(24.1)
Adjusted EBITDA	$29.4	$201.8	$231.2

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	December 31, 2023
Net income (loss)	$12.7	$(193.8)	$12.7	$14.3	$(154.1)
Less: Income from discontinued operations	—	—	—	0.7	0.7
Income (loss) from continuing operations	12.7	(193.8)	12.7	13.6	(154.8)
Add back:
Income taxes	7.3	(19.3)	12.7	7.6	8.3
Interest expense, net of interest income	37.4	37.5	38.5	38.9	152.3
Depreciation and amortization	23.0	26.8	26.4	25.3	101.5
EBITDA	80.4	(148.8)	90.3	85.4	107.3
Non-cash stock-based compensation	3.8	5.5	4.5	3.6	17.4
Loss on extinguishment of debt	—	1.1	—	—	1.1
Acquisition related costs	0.3	0.3	0.5	2.0	3.1
Securitization interest	(27.8)	(29.6)	(31.6)	(31.4)	(120.4)
Severance	0.5	1.0	1.9	2.1	5.5
Foreign currency (gains)/losses	0.1	0.3	(1.2)	(2.1)	(2.9)
Goodwill and other intangibles impairment	—	250.8	—	—	250.8
Contingent consideration adjustment	—	1.3	—	—	1.3
Net change in unrealized (gains) losses on investment securities	0.1	(0.2)	0.5	(0.4)	—
Professional fees related to business improvement efforts	0.7	2.1	1.7	2.1	6.6
Other	0.8	—	0.9	0.5	2.2
Total addbacks/(deductions)	(21.5)	232.6	(22.8)	(23.6)	164.7
Adjusted EBITDA from continuing ops	$58.9	$83.8	$67.5	$61.8	$272.0

Summary of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2023	2022
Net cash provided by (used by):
Operating activities - continuing operations	$237.0	$4.1
Operating activities - discontinued operations	(1.6)	(459.1)
Investing activities - continuing operations	(90.5)	70.0
Investing activities - discontinued operations	7.0	2,077.4
Financing activities - continuing operations	(279.9)	(1,621.9)
Financing activities - discontinued operations	—	10.8
Net change in cash balances of discontinued operations	—	12.4
Effect of exchange rate on cash	9.2	(19.4)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(118.8)	$74.3
Cash flow from operating activities (continuing operations) Net cash provided by operating activities (continuing operations) was $237.0 million for the year ended December 31, 2023, compared with $4.1 million for the year ended December 31, 2022. Cash provided by continuing operations for 2023 consisted primarily of cash earnings and an increase in accounts payable and accrued expenses, partially offset by an increase in trade receivables and other assets. Cash provided by continuing operations for 2022 consisted primarily of cash earnings and a decrease in trade receivables and other assets, partially offset by a decrease in accounts payable and accrued expenses and the portion of contingent consideration payments classified in operating activities. The increase in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for marketplace sales held near period-ends, and changes in AFC's accounts payable balances, as well as a decrease in payments of contingent consideration in excess of acquisition-date fair value.
Changes in AFC’s accounts payable balance are presented in cash flows from operating activities while changes in AFC’s finance receivables are presented in cash flows from investing activities. Changes in these balances can cause variations in operating and investing cash flows.
Cash flow from investing activities (continuing operations) Net cash used by investing activities (continuing operations) was $90.5 million for the year ended December 31, 2023, compared with net cash provided by investing activities of $70.0 million for the year ended December 31, 2022. The cash used by investing activities in 2023 was primarily from the acquisition of Manheim Canada and purchases of property and equipment, partially offset by a decrease in finance receivables held for investment. The cash provided by investing activities in 2022 was primarily from a decrease in finance receivables held for investment and proceeds from the sale of property and equipment, partially offset by purchases of property and equipment.
Cash flow from financing activities (continuing operations) Net cash used by financing activities (continuing operations) was $279.9 million for the year ended December 31, 2023, compared with $1,621.9 million for the year ended December 31, 2022. The cash used by financing activities in 2023 was primarily due to the early repayment of senior notes, a net decrease in obligations collateralized by finance receivables, dividends paid on the Series A Preferred Stock, repurchases and retirement of common stock and payments of contingent consideration. The cash used by financing activities in 2022 was primarily due to payments made on the Company’s long-term debt and repurchases and retirement of common stock, partially offset by borrowings from lines of credit.
Cash flow from operating activities (discontinued operations) Net cash used by operating activities (discontinued operations) was $1.6 million for the year ended December 31, 2023, compared with $459.1 million for the year ended December 31, 2022. The cash used by operating activities for the year ended December 31, 2023 was primarily attributable to an adjustment to income taxes. The cash used by operating activities for the year ended December 31, 2022 was primarily attributable to income taxes paid associated with the taxable gain on the sale of the ADESA U.S. physical auction business and a decrease in accounts payable and accrued expenses.
Cash flow from investing activities (discontinued operations) Net cash provided by investing activities (discontinued operations) was $7.0 million for the year ended December 31, 2023, compared with $2,077.4 million for the year ended December 31, 2022. The cash provided by investing activities for the year ended December 31, 2023 was attributable to the final proceeds from the sale of the ADESA U.S. physical auction business. The cash provided by investing activities for the year ended December 31, 2022 was primarily attributable to the proceeds from the sale of the ADESA U.S. physical auction business, partially offset by purchases of property and equipment.
Cash flow from financing activities (discontinued operations) There were no financing activities (discontinued operations) for the year ended December 31, 2023, compared with net cash provided by financing activities of $10.8 million for the year ended December 31, 2022. The cash provided by financing activities for the year ended December 31, 2022 was primarily attributable to a net increase in book overdrafts.
Capital Expenditures
Capital expenditures for the years ended December 31, 2023 and 2022 approximated $52.0 million and $60.9 million, respectively. Capital expenditures were funded from internally generated funds. We continue to invest in our core information technology capabilities and our service locations. Capital expenditures related to continuing operations are expected to be approximately $55 million to $60 million for fiscal year 2024. Future capital expenditures could vary substantially based on capital project timing, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Dividends
The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends were payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payments (through June 30, 2022), and thereafter, in cash or in kind, or in any combination of both, at the option of the Company. For the year ended December 31, 2023, the holders of the

Series A Preferred Stock received cash dividends aggregating $44.4 million. For the year ended December 31, 2022, the holders of the Series A Preferred Stock received cash dividends aggregating $22.2 million and dividends in kind with a value in the aggregate of approximately $21.6 million. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.
Contractual Obligations
To provide a clear picture of matters potentially impacting our liquidity position, the table below sets forth a summary of our contractual obligations as of December 31, 2023. Some of the figures included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we may actually pay in future periods could vary from those reflected in the table. This table does not include the obligations related to our Series A Preferred Stock discussed in Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The following table summarizes our contractual cash obligations as of December 31, 2023 (in millions):

	Payments Due by Period
Contractual Obligations	Total	1 year or Less	More than 1 Year
Long-term debt
$325 million Revolving Credit Facility (a)	$137.0	$137.0	$—
Senior notes (a)	210.0	—	210.0
European lines of credit	17.6	17.6	—
Finance lease obligations (b)	0.9	0.9	—
Interest payments relating to long-term debt (c)	32.1	24.8	7.3
Operating leases (d)	103.7	15.4	88.3
Total contractual cash obligations	$501.3	$195.7	$305.6
________________________________________
(a)The Company has historically included the Revolving Credit Facility in current debt based on its intent to repay the amount outstanding within one year; however, the Company is not contractually obligated to repay the borrowings until the maturity of the Revolving Credit Facility (June 2028). The senior notes are assumed to be held to maturity.
(b)We have entered into finance leases for furniture, fixtures, equipment and software. The amounts include the interest portion of the finance leases. Future finance lease obligations would change if we entered into additional finance lease agreements.
(c)Interest payments on long-term debt are projected based on the contractual rates of the debt securities. Interest rates for the variable rate term debt instruments were held constant at rates as of December 31, 2023.
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
Acquisition
In December 2023, the Company acquired Manheim Canada from Cox Automotive. The transaction included the Manheim Montreal facility and auction sales, operations and select staff across Manheim Canada. The acquisition advances OPENLANE's digital strategy by adding inventory, buyers, sellers and corresponding data to the OPENLANE Canada digital marketplace.
The purchased assets included property and equipment and customer relationships. Financial results for Manheim Canada have been included in our consolidated financial statements from the date of acquisition.
The purchase price for Manheim Canada was approximately $103.0 million. The acquired assets and assumed liabilities of Manheim Canada were recorded at fair value, including $52.4 million to property and equipment and $18.6 million to intangible assets, representing the fair value of acquired customer relationships, which are being amortized over their expected useful lives. The excess earnings method was used to value the customer relationships. This method requires forward looking estimates to determine fair value, including among other assumptions, forecasted revenue growth and estimated customer attrition rates. The acquisition resulted in $25.9 million of goodwill. The factors contributing to the recognition of goodwill were strategic and synergistic benefits that are expected to be realized from the acquisition. The goodwill is recorded in the Marketplace reportable segment and is expected to be deductible for tax purposes. The financial impact of this acquisition, including pro forma financial results, was immaterial to the Company's consolidated results for the year ended December 31,

2023. Acquisition costs of approximately $2.0 million are included in the consolidated statement of income (loss) within "Selling, general and administrative."
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
We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the notes to the consolidated financial statements for the year ended December 31, 2023, which are included in this Annual Report on Form 10-K.
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
AFC controls credit risk through credit approvals, credit limits, underwriting and collateral management monitoring procedures, including over 58,000 lot audits and holding vehicle titles where permitted. The estimates are based on management’s evaluation of many factors, including AFC’s historical credit loss experience, the value of the underlying collateral, delinquency trends and economic conditions. The estimates are based on information available as of each reporting date and reflect the expected credit losses over the entire expected term of the receivables. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates.
As a measure of sensitivity, if we had experienced a 10% increase in net charge-offs of finance receivables for the years ended December 31, 2023 and 2022, our provision for credit losses would have increased by approximately $4.9 million and $0.9 million in 2023 and 2022, respectively.
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
When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for a reporting unit in a given year is influenced by a number of factors, including the size of the reporting unit’s goodwill, the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition. If we perform a quantitative assessment of a reporting unit’s goodwill, our impairment calculations contain uncertainties because they require management to make assumptions and apply judgment when estimating future cash flows and earnings, including projected revenue growth and operating expenses related to existing businesses, as well as utilizing valuation multiples of similar publicly traded companies and selecting an appropriate discount rate based on the estimated cost of capital that reflects the risk profile of the related business. Estimates of revenue growth and operating expenses are based on management estimates considering the reporting unit’s past performance and forecasted growth, strategic initiatives and changes in economic conditions. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approach are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies. The Company did not identify any impairment for our reporting units in 2022 or 2021.
In the second quarter of 2023 and as part of our annual goodwill impairment testing, we performed a quantitative assessment. This analysis resulted in goodwill impairment charges totaling $218.9 million ($166.4 million net of $52.5 million deferred tax benefit) in our U.S. Dealer-to-Dealer reporting unit and $6.4 million in our Europe reporting unit (both within the Marketplace segment). The goodwill impairment related to our U.S. Dealer-to-Dealer reporting unit was primarily driven by lower near-term and long-term revenue growth rates associated with a slower overall recovery in vehicle volumes. The goodwill impairment related to our Europe reporting unit was driven by combining two previously separate reporting units (ADESA U.K. and ADESA Europe) into a single reporting unit. Including ADESA U.K. in the reporting unit resulted in a reduction in the overall fair value of the combined reporting unit, resulting in an impairment charge. As a result of the impairment charges, the carrying value of the U.S. Dealer-to-Dealer and Europe reporting units now approximate fair value. The fair value of each of our other reporting units was substantially in excess of its carrying value, with the exception of our Canada reporting unit within the Marketplace segment, which exceeded its carrying value by approximately 14%. Significant assumptions used in the determination of the estimated fair values of these reporting units were the revenue and earnings growth rates and the discount rate. The revenue and expense growth rates are dependent on wholesale used vehicle supply, the competitive environment, inflation and our ability to pass price increases along to our customers, and business activities that impact market share. As a result, the revenue growth rate could be adversely impacted by market conditions, macroeconomic factors or an increased competitive environment. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based on the Company’s required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted in the future by adverse changes in the macroeconomic environment, volatility in the equity markets and the interest rate environment. While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the goodwill within the U.S. Dealer-to-Dealer and Europe reporting units described above. As of December 31, 2023, the carrying value of goodwill related to the U.S. Dealer-to-Dealer and Europe reporting units was $87.3 million and $120.8 million, respectively. For additional information, see Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
In the second quarter of 2023, the OPENLANE branded marketplace was announced as a replacement to the ADESA branded marketplaces. As such, the announcement served as a triggering event and we performed a quantitative impairment test on the

ADESA tradename, resulting in an impairment charge totaling $25.5 million ($19.0 million net of $6.5 million deferred tax benefit). Furthermore, as a result of the rebranding to OPENLANE, the ADESA tradename is no longer deemed to have an indefinite life and its remaining carrying amount of $97.3 million is being amortized over a remaining useful life of approximately 6 years. For additional information, see Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Off-Balance Sheet Arrangements
As of December 31, 2023, we had no off-balance sheet arrangements pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a lesser extent, United Kingdom and Continental Europe subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound or euro. Foreign currency gains on intercompany loans were approximately $2.9 million for the year ended December 31, 2023 and foreign currency losses on intercompany loans were approximately $2.5 million for the year ended December 31, 2022. Canadian currency translation negatively affected net income by approximately $1.5 million and $2.8 million for the year ended December 31, 2023 and 2022, respectively. A 1% change in the month-end Canadian dollar exchange rate for the year ended December 31, 2023 would have impacted foreign currency losses on intercompany loans by $0.2 million and net income by $0.2 million. A 1% change in the month-end euro exchange rate for the year ended December 31, 2023 would have impacted foreign currency losses on intercompany loans by $0.7 million and net income by $0.5 million. A 1% change in the average Canadian dollar exchange rate for the year ended December 31, 2023 would have impacted net income by approximately $0.5 million. Currency exposure of our U.K. and European operations is not material to the results of operations.
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
In January 2020, we entered into three pay-fixed interest rate swaps with an aggregate notional amount of $500 million to swap variable rate interest payments under our term loan for fixed interest payments bearing a weighted average interest rate of 1.44%. The interest rate swaps had a five-year term.
In February 2022, we discontinued hedge accounting as we concluded that the forecasted interest rate payments were no longer probable of occurring in consideration of the Transaction and expected repayment of Term Loan B-6. In connection with the repayment of Term Loan B-6 in May 2022, we entered into swap termination agreements. We received $16.7 million to settle and terminate the swaps, which was recognized as a realized gain in "Interest expense" in the consolidated statement of income (loss).
A sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (LIBOR/Prime/SOFR) for the year ended December 31, 2023 would have resulted in an increase in interest expense of approximately $0.7 million.

Item 8.    Financial Statements and Supplementary Data

Index to Financial Statements

Page
OPENLANE, Inc.

Report of Independent Registered Public Accounting Firm (KPMG LLP, Indianapolis, IN, Auditor Firm ID: 185) 57

Consolidated Statements of Income (Loss) for the Years Ended December 31, 2023, 2022 and 2021 59

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2023, 2022 and 2021 60

Consolidated Balance Sheets as of December 31, 2023 and 2022 61

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2023, 2022 and 2021 63

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021 64

Notes to Consolidated Financial Statements 66

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
OPENLANE, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of OPENLANE, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
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
Assessment of qualitative risk factors in the allowance for credit losses
As discussed in Notes 2 and 7 to the consolidated financial statements, the Company’s allowance for credit losses as of December 31, 2023 was $23.0 million (the ACL). The Company estimates the ACL using a methodology that first considers quantitative models that calculate historical loss rates using recorded charge-offs and recoveries over a historical period as well as identified potential loss events as the primary quantitative factors. The Company’s methodology is also based on management’s evaluation of the receivables portfolio under current economic conditions, the size of the portfolio, overall portfolio credit quality, review of specific collection matters and such other factors which, in management’s judgment, deserve recognition in estimating losses (qualitative risk factors).
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
Fair value of certain reporting units
As discussed in Notes 2 and 9 to the consolidated financial statements, the goodwill balance as of December 31, 2023 was $1,271.2 million. The Company tests goodwill for impairment annually in the second quarter, or more frequently as impairment indicators arise, by comparing the fair value of each reporting unit with its’ carrying value. The Company determined the fair values of its’ reporting units using a discounted cash flow analysis. The Company recorded goodwill impairment charges in their U. S. Dealer-to-Dealer and Europe reporting units (certain reporting units) of $218.9 million and $6.4 million, respectively, for the year ended December 31, 2023.
We identified the evaluation of certain reporting units’ fair values, which were utilized in the assessment of goodwill for impairment, as a critical audit matter. Subjective and complex auditor judgement was required to evaluate the projected revenue growth rate and discount rate assumptions used to determine the certain reporting units’ fair values. Changes in these assumptions could have had a significant impact on the fair values of the certain reporting units. Additionally, we involved valuation professionals with specialized skills and knowledge to evaluate the discount rates used in the valuations.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s determination of certain reporting units’ fair value, including controls related to development of the projected revenue growth rates and discount rates. We evaluated the Company’s projected revenue growth rates by comparing them to market data for the industry and certain peer companies, as well as the Company’s historical results. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rates by comparing them to discount rates that were independently developed using publicly available market data for comparable entities.
/s/ KPMG LLP

We have served as the Company's auditor since 2007.

Indianapolis, Indiana
February 21, 2024

OPENLANE, Inc.
Consolidated Statements of Income (Loss)
(In millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Operating revenues
Auction fees	$395.3	$370.3	$399.2
Service revenue	619.7	590.3	541.3
Purchased vehicle sales	236.7	182.9	220.9
Finance-related revenue	393.4	375.9	289.2
Total operating revenues	1,645.1	1,519.4	1,450.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	867.6	834.3	792.5
Selling, general and administrative	430.4	445.1	420.7
Depreciation and amortization	101.5	100.2	109.9
Gain on sale of property	—	(33.9)	—
Goodwill and other intangibles impairment	250.8	—	—
Total operating expenses	1,650.3	1,345.7	1,323.1
Operating profit (loss)	(5.2)	173.7	127.5
Interest expense	155.8	119.2	125.7
Other (income) expense, net	(15.6)	(1.3)	(12.5)
Loss on extinguishment of debt	1.1	17.2	—
Income (loss) from continuing operations before income taxes	(146.5)	38.6	14.3
Income taxes	8.3	10.0	15.1
Income (loss) from continuing operations	(154.8)	28.6	(0.8)
Income from discontinued operations, net of income taxes	0.7	212.6	67.3
Net income (loss)	$(154.1)	$241.2	$66.5
Net income (loss) per share - basic
Income (loss) from continuing operations	$(1.83)	$(0.10)	$(0.27)
Income from discontinued operations	0.01	1.40	0.43
Net income (loss) per share - basic	$(1.82)	$1.30	$0.16
Net income (loss) per share - diluted
Income (loss) from continuing operations	$(1.83)	$(0.10)	$(0.27)
Income from discontinued operations	0.01	1.40	0.43
Net income (loss) per share - diluted	$(1.82)	$1.30	$0.16

See accompanying notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(154.1)	$241.2	$66.5
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	12.8	(30.5)	(5.8)
Unrealized gain on interest rate derivatives, net of tax	—	5.7	13.8
Total other comprehensive income (loss), net of tax	12.8	(24.8)	8.0
Comprehensive income (loss)	$(141.3)	$216.4	$74.5

See accompanying notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Balance Sheets
(In millions)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$93.5	$225.7
Restricted cash	65.4	52.0
Trade receivables, net of allowances of $9.9 and $15.8	291.8	270.7
Finance receivables, net of allowances of $23.0 and $21.5	2,282.0	2,395.1
Other current assets	109.2	78.9
Total current assets	2,841.9	3,022.4
Other assets
Goodwill	1,271.2	1,464.5
Customer relationships, net of accumulated amortization of $438.5 and $417.3	136.1	135.9
Other intangible assets, net of accumulated amortization of $475.4 and $406.0	181.5	231.3
Operating lease right-of-use assets	75.9	84.8
Property and equipment, net of accumulated depreciation of $187.2 and $197.7	169.8	123.6
Other assets	49.9	57.3
Total other assets	1,884.4	2,097.4
Total assets	$4,726.3	$5,119.8

See accompanying notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2023	2022
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities
Accounts payable	$556.6	$551.2
Accrued employee benefits and compensation expenses	40.5	31.9
Accrued interest	10.1	7.8
Other accrued expenses	75.3	79.1
Income taxes payable	9.8	6.9
Obligations collateralized by finance receivables	1,631.9	1,677.6
Current maturities of long-term debt	154.6	288.7
Total current liabilities	2,478.8	2,643.2
Non-current liabilities
Long-term debt	202.4	205.3
Deferred income tax liabilities	20.9	54.0
Operating lease liabilities	70.4	79.7
Other liabilities	14.3	6.8
Total non-current liabilities	308.0	345.8
Commitments and contingencies (Note 19)
Temporary equity
Series A convertible preferred stock (Note 15)	612.5	612.5
Stockholders' equity
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
108,040,704 (2023)
108,914,678 (2022)	1.1	1.1
Additional paid-in capital	738.2	743.8
Retained earnings	624.4	822.9
Accumulated other comprehensive loss	(36.7)	(49.5)
Total stockholders' equity	1,327.0	1,518.3
Total liabilities, temporary equity and stockholders' equity	$4,726.3	$5,119.8

See accompanying notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	129.7	$1.3	$1,046.5	$600.7	$(32.7)	$1,615.8
Net income				66.5		66.5
Other comprehensive income					8.0	8.0
Issuance of common stock under stock plans	0.5		1.5			1.5
Issuance of common stock - private placement	2.0		30.0			30.0
Surrender of RSUs for taxes	(0.2)		(2.2)			(2.2)
Stock-based compensation expense			15.6			15.6
Repurchase and retirement of common stock	(10.8)	(0.1)	(180.8)			(180.9)
Dividends earned under stock plans			0.2	(0.4)		(0.2)
Dividends on preferred stock				(41.1)		(41.1)
Balance at December 31, 2021	121.2	1.2	910.8	625.7	(24.7)	1,513.0
Net income				241.2		241.2
Other comprehensive loss					(24.8)	(24.8)
Issuance of common stock under stock plans	0.5		1.4			1.4
Surrender of RSUs for taxes	(0.2)		(2.7)			(2.7)
Stock-based compensation expense			16.3			16.3
Repurchase and retirement of common stock	(12.6)	(0.1)	(182.1)			(182.2)
Dividends earned under stock plans			0.1	(0.2)		(0.1)
Dividends on preferred stock				(43.8)		(43.8)
Balance at December 31, 2022	108.9	1.1	743.8	822.9	(49.5)	1,518.3
Net loss				(154.1)		(154.1)
Other comprehensive income					12.8	12.8
Issuance of common stock under stock plans	0.7		2.7			2.7
Surrender of RSUs for taxes	(0.2)		(2.6)			(2.6)
Stock-based compensation expense			16.5			16.5
Repurchase and retirement of common stock	(1.4)		(22.2)			(22.2)
Dividends on preferred stock				(44.4)		(44.4)
Balance at December 31, 2023	108.0	$1.1	$738.2	$624.4	$(36.7)	$1,327.0

See accompanying notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income (loss)	$(154.1)	$241.2	$66.5
Net income from discontinued operations	(0.7)	(212.6)	(67.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	101.5	100.2	109.9
Provision for credit losses	59.2	18.6	7.2
Deferred income taxes	(29.8)	(2.3)	4.4
Amortization of debt issuance costs	8.7	10.7	12.1
Stock-based compensation	16.5	16.6	13.2
Contingent consideration adjustment	1.3	—	24.3
Net change in unrealized (gain) loss on investment securities	—	7.1	(1.4)
Investment and note receivable impairment	10.3	—	—
Gain on sale of property	—	(33.9)	—
Goodwill and other intangibles impairment	250.8	—	—
Loss on extinguishment of debt	1.1	17.2	—
Other non-cash, net	1.0	0.5	2.1
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(66.0)	107.7	(81.0)
Accounts payable and accrued expenses	39.8	(240.8)	143.9
Payments of contingent consideration in excess of acquisition-date fair value	(2.6)	(26.1)	—
Net cash provided by operating activities - continuing operations	237.0	4.1	233.9
Net cash (used by) provided by operating activities - discontinued operations	(1.6)	(459.1)	179.3
Investing activities
Net decrease (increase) in finance receivables held for investment	64.8	97.9	(618.6)
Acquisition of businesses (net of cash acquired)	(103.0)	(0.4)	(521.8)
Purchases of property, equipment and computer software	(52.0)	(60.9)	(64.2)
Investments in securities	(1.3)	(6.7)	(22.5)
Proceeds from sale of investments	—	0.3	38.5
Proceeds from note receivable	0.7	—	—
Proceeds from the sale of PWI	—	—	2.2
Proceeds from the sale of property and equipment	0.3	39.8	—
Net cash (used by) provided by investing activities - continuing operations	(90.5)	70.0	(1,186.4)
Net cash provided by (used by) investing activities - discontinued operations	7.0	2,077.4	(32.2)
Financing activities
Net decrease in book overdrafts	(2.3)	(5.7)	(8.0)
Net borrowings from (repayments of) lines of credit	5.9	141.9	(8.0)
Net (decrease) increase in obligations collateralized by finance receivables	(55.9)	1.5	424.4
Payments for debt issuance costs/amendments	(6.7)	(11.6)	(0.6)
Payments on long-term debt	—	(928.6)	(9.5)
Payment for early extinguishment of debt	(140.1)	(606.3)	—
Payments on finance leases	(1.9)	(3.9)	(5.6)
Payments of contingent consideration and deferred acquisition costs	(12.4)	(3.5)	(37.1)
Issuance of common stock under stock plans	2.7	1.4	1.5
Issuance of common stock - private placement	—	—	30.0
Tax withholding payments for vested RSUs	(2.6)	(2.7)	(2.2)
Repurchase and retirement of common stock	(22.2)	(182.2)	(180.9)
Dividends paid on Series A Preferred Stock	(44.4)	(22.2)	—
Net cash (used by) provided by financing activities - continuing operations	(279.9)	(1,621.9)	204.0
Net cash provided by financing activities - discontinued operations	—	10.8	6.4
Net change in cash balances of discontinued operations	—	12.4	15.6
Effect of exchange rate changes on cash	9.2	(19.4)	(1.5)
Net (decrease) increase in cash, cash equivalents and restricted cash	(118.8)	74.3	(580.9)
Cash, cash equivalents and restricted cash at beginning of period	277.7	203.4	784.3
Cash, cash equivalents and restricted cash at end of period	$158.9	$277.7	$203.4
See accompanying notes to consolidated financial statements

Supplemental Disclosure of Cash Flow Information
(In millions)	Year Ended December 31,
	2023	2022	2021
Cash paid for interest, net of proceeds from interest rate derivatives	$145.2	$106.4	$112.7
Cash paid for taxes, net of refunds - continuing operations	$35.8	$25.6	$24.8
Cash paid for taxes, net of refunds - discontinued operations	$1.5	$378.1	$1.2

See accompanying notes to consolidated financial statements

OPENLANE, Inc.
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

Note 1—Organization and Other Matters
OPENLANE, Inc., formerly known as KAR Auction Services, Inc., was organized in the State of Delaware on November 9, 2006.
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
•"ADESA U.S. physical auction business," "ADESA U.S. physical auctions" and "ADESA U.S." refer to the auction sales, operations and staff at ADESA’s U.S. vehicle logistics centers, which were sold to Carvana Group, LLC (together with Carvana Co. and its subsidiaries, "Carvana") in May 2022 (the "Transaction");
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
•"Senior notes" refers to the 5.125% senior notes due 2025 ($210 million aggregate principal was outstanding at December 31, 2023); and
•"Series A Preferred Stock" refers to the Series A Convertible Preferred Stock, par value $0.01 per share (634,305 shares of Series A Preferred Stock were outstanding at December 31, 2023 and 2022).
Business and Nature of Operations
As announced in May 2023, OPENLANE is now the go-to-market brand for the Company's digital marketplaces throughout the U.S., Canada and Europe. OPENLANE is a leading digital marketplace for used vehicles, connecting sellers and buyers across North America and Europe to facilitate fast, easy and transparent transactions. Our portfolio of integrated technology, data analytics, financing, logistics, reconditioning and other remarketing solutions, combined with our vehicle logistics centers in Canada, help advance our purpose: to make wholesale easy so our customers can be more successful. As of December 31, 2023,

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
the Marketplace segment serves a domestic and international customer base through digital marketplaces and 15 vehicle logistics center locations across Canada.
For commercial sellers, our software platform supports private label digital remarketing sites and provides comprehensive solutions to our automobile manufacturer, captive finance company and other commercial customers. For dealer customers, our platform facilitates multiple sale formats, data-driven insights and integrated services to automotive dealers, coast-to-coast in the United States, Canada and Europe.
OPENLANE Europe is our digital marketplace serving customers in the United Kingdom and Continental Europe through a consolidated online wholesale used vehicle platform.
Marketplace services include a variety of activities designed to facilitate the transfer of used vehicles between sellers and buyers throughout the vehicle life cycle. We facilitate the exchange of these vehicles through our marketplaces, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold through our marketplaces. Generally, fees are earned from the seller and buyer on each successful marketplace transaction in addition to fees earned for ancillary services. We also sell vehicles that have been purchased, for which we do take title and record the gross selling price of the vehicle sold through our marketplaces as revenue.
We also provide services such as inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services. We are able to serve the diverse and multi-faceted needs of our customers through the wide range of services offered.
AFC is a leading provider of floorplan financing primarily to independent used vehicle dealers ("independent dealer customers") and this financing is provided through approximately 90 locations (hybrid of physical locations and a digital servicing network) throughout the United States and Canada as of December 31, 2023. Floorplan financing supports independent dealer customers in North America who purchase vehicles at OPENLANE and other used vehicle and salvage auctions. In addition, AFC provides financing for dealer inventory purchased directly from wholesalers, other dealers and directly from consumers, as well as providing liquidity for customer trade-ins which can encompass settling lien holder payoffs. AFC also provides title services for their customers.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of OPENLANE and all of its majority owned subsidiaries. Significant intercompany transactions and balances have been eliminated.
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
Business Segments
Our operations are grouped into two operating segments: Marketplace and Finance. The two operating segments also serve as our reportable business segments. Operations are measured through detailed budgeting and monitoring of contributions to consolidated income by each business segment.
Derivative Instruments and Hedging Activity
We recognize all derivative financial instruments in the consolidated financial statements at fair value in accordance with Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. We most recently used interest rate swaps that were

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
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
Foreign Currency Translation
The local currency is the functional currency for each of our foreign entities. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at average exchange rates in effect during the year. Assets and liabilities of foreign operations are translated using the exchange rates in effect at year end. Foreign currency transaction gains and losses on intercompany balances are included in the consolidated statements of income within "Other (income) expense, net" and resulted in a gain of $2.9 million for the year ended December 31, 2023, a loss of $2.5 million for the year ended December 31, 2022 and a loss of $3.8 million for the year ended December 31, 2021. Adjustments arising from the translation of net assets located outside the U.S. (gains and losses) are shown as a component of "Accumulated other comprehensive income."
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

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
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
Customer Relationships and Other Intangible Assets
Customer relationships are amortized on a straight-line basis over the life determined at the time of acquisition. Other intangible assets generally consist of tradenames and computer software, which if amortized, are amortized using the straight-line method over their estimated useful lives. Tradenames with indefinite lives are not amortized. Costs incurred related to software developed or obtained for internal use are capitalized during the application development stage of software development and amortized over their estimated useful lives. The amortization periods of finite-lived intangible assets are re-evaluated periodically when facts and circumstances indicate that revised estimates of useful lives may be warranted. Indefinite-lived tradenames are assessed for impairment, in accordance with ASC 350, annually in the second quarter or more frequently as impairment indicators arise. At the end of each assessment, a determination is made as to whether the tradenames still have an indefinite life.
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

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
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
Accounts Payable
Accounts payable include amounts due sellers from the proceeds of the sale of their consigned vehicles less any fees, as well as trade payables and outstanding checks to sellers and vendors. Book overdrafts, representing outstanding checks in excess of funds on deposit, are recorded in "Accounts payable" and amounted to $17.9 million and $20.2 million at December 31, 2023 and 2022, respectively.
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

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
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
There were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet as of December 31, 2023. For each of our primary revenue streams, cash flows are consistent with the timing of revenue recognition.
For the year ended December 31, 2023, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material.
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
The vehicles sold on our marketplaces generate auction fees from buyers and sellers. The Company generally does not take title to these consigned vehicles and records only its auction fees as revenue ("Auction fees" in the consolidated statement of income (loss)) because it has no influence on the vehicle marketplace selling price agreed to by the seller and the buyer. The Company does not record the gross selling price of the consigned vehicles sold through our marketplaces as revenue. Our buyer fees are typically based on a tiered structure with fees increasing with the sale price of the vehicle, while seller fees are typically fixed. The Company generally enforces its rights to payment for seller transactions through net settlement provisions following the sale of a vehicle. Marketplace services such as inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, collateral recovery services and technology solutions are generally recognized at the time of service ("Service revenue" in the consolidated statement of income (loss)). The Company also sells vehicles that have been purchased, which represent approximately 1% of the total volume of vehicles sold. For these types of sales, the Company does record the gross selling price of purchased vehicles sold through our marketplaces as revenue ("Purchased vehicle sales" in the consolidated statement of income (loss)) and the gross purchase price of the vehicles as "Cost of services," at the completion of each sale to a third party.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
Finance
AFC's revenue ("Finance-related revenue" in the consolidated statement of income (loss)) is comprised of interest and fee income, provision for credit losses and other revenues associated with our finance receivables. The following table summarizes the primary components of AFC's finance-related revenue:

	Year Ended December 31,
Finance-Related Revenue (in millions)	2023	2022	2021
Interest income	$248.4	$202.8	$139.7
Fee income	183.3	171.9	144.4
Other revenue	12.3	11.0	8.6
Provision for credit losses	(50.6)	(9.8)	(3.5)
	$393.4	$375.9	$289.2
Interest and fee income
Revenues associated with interest and fee income are accounted for in accordance with ASC 310-20, Nonrefundable Fees and Other Costs, and therefore are not subject to evaluation under Topic 606. Interest on finance receivables is recognized based on the number of days the vehicle remains financed, adjusted for historical loss rates. Dealers are also charged a fee to floorplan a vehicle ("floorplan fee"), to extend the terms of the receivable ("curtailment fee") and a document processing fee. AFC fee income including floorplan and curtailment fees is recognized over the estimated life of the finance receivable.
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

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
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
New Accounting Standards
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional income tax disclosures on an annual basis, specifically related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. The Company is currently evaluating the impact the adoption of ASU 2023-09 will have on the consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 31, 2024. Early adoption is permitted and the amendments should be applied retrospectively to all prior periods presented. The Company is currently evaluating the impact the adoption of ASU 2023-07 will have on the consolidated financial statements and related disclosures.
Note 3—Acquisitions
2023 Acquisition
In December 2023, the Company acquired Manheim Canada from Cox Automotive. The transaction included the Manheim Montreal facility and auction sales, operations and select staff across Manheim Canada. The acquisition advances OPENLANE's digital strategy by adding inventory, buyers, sellers and corresponding data to the OPENLANE Canada digital marketplace.
The purchased assets included property and equipment and customer relationships. Financial results for Manheim Canada have been included in our consolidated financial statements from the date of acquisition.
The purchase price for Manheim Canada was approximately $103.0 million. The acquired assets and assumed liabilities of Manheim Canada were recorded at fair value, including $52.4 million to property and equipment and $18.6 million to intangible assets, representing the fair value of acquired customer relationships, which are being amortized over their expected useful lives. The excess earnings method was used to value the customer relationships. This method requires forward looking estimates to determine fair value, including among other assumptions, forecasted revenue growth and estimated customer attrition rates. The acquisition resulted in $25.9 million of goodwill. The factors contributing to the recognition of goodwill were strategic and synergistic benefits that are expected to be realized from the acquisition. The goodwill is recorded in the Marketplace reportable segment and is expected to be deductible for tax purposes. The financial impact of this acquisition, including pro forma financial results, was immaterial to the Company's consolidated results for the year ended December 31, 2023. Acquisition costs of approximately $2.0 million are included in the consolidated statement of income (loss) within "Selling, general and administrative."
Contingent Payment Related to Prior Year Acquisition
Some of the purchase agreements related to prior year acquisitions have included additional payments over a specified period, including contingent payments based on certain conditions and performance. In 2023, we made a contingent consideration payment related to the Auction Frontier acquisition of $15.0 million. For the year ended December 31, 2023, adjustments to estimated contingent consideration associated with the Auction Frontier acquisition increased contingent consideration and impacted “Other (income) expense, net” by approximately $1.3 million.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
2021 Acquisitions
CARWAVE Holdings LLC
In October 2021, the Company acquired CARWAVE Holdings LLC (“CARWAVE”). CARWAVE was an online dealer-to-dealer marketplace featuring certified mechanical inspections, buyer guarantees and a 24/7, direct offer trading format with live buyer bidding. The acquisition was expected to build on the Company’s growth in the dealer-to-dealer space, enhance the Company’s position in the highly fragmented wholesale used vehicle market and accelerate the Company’s overall transformation to a digital marketplace company.
The purchased assets included accounts receivable, other current assets, property and equipment, software, customer relationships and tradenames. Financial results for CARWAVE have been included in our consolidated financial statements from the date of acquisition.
The purchase price for CARWAVE, net of cash acquired, was approximately $442.0 million. The acquired assets and assumed liabilities of CARWAVE were recorded at fair value, including $67.5 million to intangible assets, representing the fair value of acquired customer relationships of $62.5 million, software of $4.6 million and tradenames of $0.4 million, which are amortized over their expected useful lives. The acquired software and tradenames are reported in "Other intangible assets" in the accompanying consolidated balance sheet. The excess earnings method was used to value the customer relationships and the relief from royalty method was used to value the software and tradenames. Both of these methods require forward looking estimates to determine fair value, including among other assumptions, forecasted revenue growth, estimated customer attrition rates and estimated royalty and license rates. The acquisition resulted in $373.4 million of goodwill. The factors contributing to the recognition of goodwill were strategic and synergistic benefits that are expected to be realized from the acquisition. The goodwill is recorded in the Marketplace reportable segment and most of it is expected to be deductible for tax purposes. The financial impact of this acquisition, including pro forma financial results, was immaterial to the Company's consolidated results for the year ended December 31, 2021. Acquisition costs are included in the consolidated statement of income (loss) within "Selling, general and administrative."
Auction Frontier, LLC
In May 2021, the Company acquired Auction Frontier, LLC (“Auction Frontier”). Auction Frontier is the owner and operator of the cloud-based auction simulcast solution Velocicast®. The acquisition is aligned with the Company’s strategy, as Velocicast powers ADESA Simulcast and Simulcast+ technologies, as well as other wholesale and retail auctions across North America and Australia.
The purchased assets included accounts receivable, software, customer relationships and tradenames. The purchase agreement also included additional payments contingent on certain terms and conditions. Financial results for Auction Frontier have been included in our consolidated financial statements from the date of acquisition.
The purchase price for Auction Frontier, net of cash acquired, was approximately $92.2 million, which included a net cash payment of $79.8 million and estimated contingent payments with a fair value of $12.4 million based on a probability model (based on Level 3 inputs). The maximum amount of undiscounted contingent payment related to this acquisition could approximate $15.0 million. The acquired assets and assumed liabilities of Auction Frontier were recorded at fair value, including $17.9 million to intangible assets, representing the fair value of acquired customer relationships of $10.0 million, software of $7.6 million and tradenames of $0.3 million, which are being amortized over their expected useful lives. The acquired software and tradenames are reported in "Other intangible assets" in the accompanying consolidated balance sheet. The excess earnings method was used to value the customer relationships and the relief from royalty method was used to value the software and tradenames. Both of these methods require forward looking estimates to determine fair value, including among other assumptions, forecasted revenue growth and estimated royalty and license rates. A probability model, based on the expected retention of significant customers, was used to value the estimated contingent consideration. The acquisition resulted in $73.8 million of goodwill. The factors contributing to the recognition of goodwill were strategic and synergistic benefits that are expected to be realized from the acquisition. The goodwill is recorded in the Marketplace reportable segment and all of it is expected to be deductible for tax purposes. The financial impact of this acquisition, including pro forma financial results, was immaterial to the Company's consolidated results for the year ended December 31, 2021. Acquisition costs are included in the consolidated statement of income (loss) within "Selling, general and administrative."

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
Note 4—Sale of ADESA U.S. Physical Auction Business and Discontinued Operations
In February 2022, the Company announced that it had entered into a definitive agreement with Carvana, pursuant to which Carvana would acquire the ADESA U.S. physical auction business from the Company (the "Transaction"). The Transaction was completed in May 2022 for approximately $2.2 billion in cash and included all auction sales, operations and staff at ADESA’s U.S. vehicle logistics centers and use of the ADESA.com marketplace in the U.S. The net proceeds received in connection with the Transaction were included in "Net cash provided by investing activities - discontinued operations" in the consolidated statement of cash flow for the year ended December 31, 2022. In connection with the Transaction, the Company and Carvana entered into various agreements to provide a framework for their relationship after the Transaction, including a transition services agreement for a transitional period and a commercial agreement for a term of 7 years that provides for platform and other fees for services rendered. In addition, the Company will continue to own the ADESA tradename and the ADESA U.S. physical auctions will continue to utilize the tradename, which had an indefinite life at the time of the Transaction. The tradename continues to generate cash flows pursuant to the purchase and commercial agreements with Carvana and its affiliates, as Carvana now pays a fee to the Company for use of the tradename for the ADESA U.S. physical auctions for a defined period. For the year ended December 31, 2023, the Company received a net cash inflow from the commercial agreement and transition services agreement of approximately $93.9 million, which includes the transportation services noted below. From the completion of the Transaction through December 31, 2022, the Company received a net cash inflow from the commercial agreement and transition services agreement of approximately $57.4 million.
The Company provided transportation services of $60.3 million, $73.6 million and $80.3 million to the ADESA U.S. physical auctions for the years ended December 31, 2023, 2022 and 2021, respectively. The transportation amount noted for 2022 includes transactions before and after the sale.
The financial results of the ADESA U.S. physical auction business have been accounted for as discontinued operations for all periods presented. The business was formerly included in the Company’s Marketplace reportable segment. Goodwill was allocated to the ADESA U.S. physical auctions based on relative fair value. Discontinued operations included transaction costs of approximately $37.1 million for the year ended December 31, 2022, in connection with the Transaction. These costs consisted of consulting and professional fees associated with the Transaction. The Transaction resulted in a pretax gain on disposal of approximately $521.8 million or the year ended December 31, 2022. The effective tax rate for discontinued operations was approximately 60% primarily due to non-deductible goodwill recognized in the Transaction.
The following table presents the results of operations for the ADESA U.S. physical auction business that have been reclassified to discontinued operations for all periods presented (in millions):

	Year Ended December 31,
	2023	2022	2021
Operating revenues	$—	$305.9	$881.3
Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	224.9	582.4
Selling, general and administrative	—	67.8	148.7
Depreciation and amortization	—	11.2	73.0
Total operating expenses	—	303.9	804.1
Operating profit	—	2.0	77.2
Interest expense	—	0.1	0.9
Other (income) expense, net	—	(8.4)	(11.0)
Income from discontinued operations before gain on disposal and income taxes	—	10.3	87.3
Pretax gain on disposal of discontinued operations	—	521.8	—
Income taxes	(0.7)	319.5	20.0
Income from discontinued operations	$0.7	$212.6	$67.3

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
The following table summarizes the major classes of assets and liabilities of the ADESA U.S. physical auction business that were classified as discontinued operations for the period presented (in millions):

May 8, 2022
Assets
Cash and cash equivalents	$68.6
Trade receivables, net of allowances	206.3
Inventory	15.5
Other current assets	9.3
Current assets of discontinued operations	299.7
Goodwill	1,099.7
Customer relationships, net of accumulated amortization	81.4
Other intangible assets, net of accumulated amortization	30.7
Operating lease right-of-use assets	223.7
Property and equipment, net of accumulated depreciation	440.1
Other assets	2.4
Non-current assets of discontinued operations	1,878.0
Total assets of discontinued operations	$2,177.7

Liabilities
Accounts payable	$249.5
Accrued employee benefits and compensation expenses	10.2
Other accrued expenses	28.2
Current portion of operating lease liabilities	27.7
Current liabilities of discontinued operations	315.6
Operating lease liabilities	216.8
Other liabilities	2.0
Non-current liabilities of discontinued operations	218.8
Total liabilities of discontinued operations	$534.4
Note 5—Stock and Stock-Based Compensation Plans
Our stock-based compensation expense has included expense associated with service-based options ("service options"), market-based options ("market options"), performance-based restricted stock units ("PRSUs") and service-based restricted stock units ("RSUs"). We have determined that the service options, market options, PRSUs and RSUs should be classified as equity awards. In addition, holders of some of these awards received an equivalent number of PRSUs, RSUs and options in IAA as they had in KAR at June 28, 2019. These awards were scheduled to vest over the period from February 2020 to March 2022.
In connection with the sale of the ADESA U.S. physical auction business, the ADESA U.S. employees terminated from the Company and became employees of Carvana. For those employees with stock-based compensation awards, all unvested options were forfeited, most of the unvested RSUs were forfeited and unvested PRSUs received pro-rated vesting based on tenure over the measurement periods and achievement of performance. The stock-based compensation expense and adjustments for these awards were recorded as "Selling, general and administrative" within discontinued operations.
The compensation cost that was charged against income for all stock-based compensation plans was $16.5 million, $16.6 million and $13.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, and the total income tax benefit recognized in the consolidated statement of income (loss) for options, PRSUs and RSUs was approximately $2.2 million, $1.5 million and $1.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. We did not capitalize any stock-based compensation cost in the years ended December 31, 2023, 2022 or 2021.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Year Ended December 31,
	2023	2022	2021
PRSUs	$4.1	$3.4	$1.6
RSUs	9.0	8.0	5.0
Service options	0.7	0.9	1.0
Market options	2.7	4.3	5.6
Total stock-based compensation expense	$16.5	$16.6	$13.2

KAR Auction Services, Inc. Amended and Restated 2009 Omnibus Stock and Incentive Plan - PRSUs, RSUs, Service Options and Market Options
The KAR Auction Services, Inc. Amended and Restated 2009 Omnibus Stock and Incentive Plan ("Omnibus Plan") is intended to provide equity and/or cash-based awards to our executive officers and key employees. The maximum number of shares of the Company's common stock that may be issued pursuant to awards under the Omnibus Plan is approximately 7.3 million, of which approximately 2.8 million shares remained available for future grants as of December 31, 2023. The Omnibus Plan provides for the grant of stock options, restricted stock, stock appreciation rights, other stock-based awards and cash-based awards. The grants described below were made pursuant to the Company's Policy on Granting Equity Awards.
PRSUs
In the years ended December 31, 2023, 2022 and 2021 we granted a target amount of approximately 0.5 million, 0.5 million and 0.7 million, respectively, PRSUs to certain executive officers of the Company. Three quarters of the PRSUs granted in 2023 vest if and to the extent that the Company's cumulative Adjusted EBITDA ("Adjusted EBITDA PRSUs") attains certain specified goals over three years. The other one quarter of the PRSUs granted in 2023 vest if and to the extent that the Company's total shareholder return over three years relative to that of companies within the S&P SmallCap 600 ("TSR PRSUs") exceeds certain levels.
The PRSUs granted in 2022 were set to vest if and to the extent that the Company's cumulative operating adjusted net income per share attains certain specified goals over three years. Following the Transaction, in September 2022 the performance targets and the related award agreements for the 2022 PRSUs were amended to modify the performance metric from operating adjusted net income per share to Adjusted EBITDA. The modification of the 2022 PRSUs affected 13 participants and there was no incremental compensation cost resulting from the modification.
Approximately 0.5 million of the PRSUs granted in 2021 vest if and to the extent that the Company's cumulative operating adjusted net income per share attains certain specified goals over three years. Approximately 0.2 million of the PRSUs granted in 2021 vest if and to the extent that certain operational goals are attained by year-end 2023 or 2024.
In 2023, the weighted average grant date fair value of the Adjusted EBITDA PRSUs was $14.25 per share, which was determined using the closing price of the Company's common stock on the dates of grant. Additionally in 2023, the weighted average grant date fair value of the TSR PRSUs was $21.62 per share and was developed with Monte Carlo simulations using a multivariate Geometric Brownian Motion. The weighted average grant date fair value of the PRSUs was $18.46 per share and $15.37 per share in 2022 and 2021, respectively, which was determined using the closing price of the Company's common stock on the dates of grant. Dividend equivalents accrue on the PRSUs, as applicable, and are subject to the same vesting and forfeiture terms as the PRSUs.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
The following table summarizes PRSU activity, including dividend equivalents, under the Omnibus Plan for the year ended December 31, 2023:

Performance-Based Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
PRSUs at January 1, 2023	1,456,736	$18.24
Granted	540,752	16.09
Vested	—	N/A
Forfeited	(418,893)	22.25
PRSUs at December 31, 2023	1,578,595	$16.44
The fair value of shares that vested during the years ended December 31, 2023, 2022 and 2021 was $0.0 million, $2.1 million and $2.7 million, respectively. As of December 31, 2023, an estimated $5.3 million of unrecognized compensation expense related to non-vested PRSUs is expected to be recognized over a weighted average term of approximately 1.6 years.
RSUs
In the years ended December 31, 2023, 2022 and 2021, approximately 0.6 million, 1.2 million and 0.5 million RSUs were granted to certain executive officers and management members of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The fair value of RSUs is the value of the Company's common stock at the date of grant and the weighted average grant date fair value of the RSUs was $14.19 per share, $14.82 per share and $13.93 per share in 2023, 2022 and 2021, respectively. Dividend equivalents accrue on the RSUs, as applicable, and are subject to the same vesting and forfeiture terms as the RSUs.
The following table summarizes RSU activity, including dividend equivalents, under the Omnibus Plan for the year ended December 31, 2023:

Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
RSUs at January 1, 2023	1,365,882	$14.88
Granted	606,728	14.19
Vested	(544,191)	15.56
Forfeited	(78,543)	15.23
RSUs at December 31, 2023	1,349,876	$14.27
The fair value of shares that vested during the years ended December 31, 2023, 2022 and 2021 was $8.0 million, $5.3 million and $3.8 million, respectively. As of December 31, 2023, there was approximately $10.6 million of unrecognized compensation expense related to non-vested RSUs which is expected to be recognized over a weighted average term of 1.6 years.
Service Options
For the years ended December 31, 2023 and 2021, we granted approximately 0.1 million and 1.1 million service options, respectively, with a weighted average exercise price of $14.83 per share and $16.15 per share, respectively, to certain executive officers of the Company. The service options have a life of ten years and vest in equal annual installments on each of the first four anniversaries of the grant dates.
Service options have been accounted for as equity awards and, as such, compensation expense was measured based on the fair value of the award at the date of grant and is being recognized ratably over the service periods of four years. The weighted average fair value of the service options granted was $7.14 per share and $3.98 per share for the years ended December 31, 2023 and 2021, respectively. The fair value of the service options granted in 2023 was estimated on the date of grant using the Black-Scholes option pricing model with an expected life of 6.25 years, an expected volatility of 44.31%, an expected dividend yield of 0.0% and a weighted average risk-free interest rate of 3.38%. The fair values of the service options granted in 2021

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
were estimated on the dates of grant using the Black-Scholes option pricing model with an expected life of 6.25 years, a weighted average expected volatility of 36.55%, a weighted average expected dividend yield of 3.8% and a weighted average risk free interest rate of 1.06%.
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
The following table summarizes service option activity under the Omnibus Plan for the year ended December 31, 2023:

Service Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2023	1,286,097	$14.71
Granted	53,222	14.83
Exercised	(156,752)	11.31
Forfeited	—	N/A
Canceled	(19,293)	14.05
Outstanding at December 31, 2023	1,163,274	$15.18	6.1 years	$1.1
Exercisable at December 31, 2023	665,409	$14.64	5.0 years	$0.9
The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2023. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on the Company's closing stock price of $14.81 on December 31, 2023. The total intrinsic value of service options exercised during the years ended December 31, 2023, 2022 and 2021 was $0.5 million, $0.5 million and $0.5 million, respectively. The fair market value of all vested and exercisable service options at December 31, 2023 and 2022 was $9.9 million and $8.1 million, respectively. As of December 31, 2023, there was approximately $1.3 million of unrecognized compensation expense related to non-vested service options which is expected to be recognized over a weighted average term of 2.0 years.
Market Options
For the years ended December 31, 2023 and 2021, we granted approximately 0.2 million and 4.3 million market options, respectively, with a weighted average exercise price of $14.83 per share and $16.15 per share, respectively, to certain executive officers of the Company. The market options have a life of ten years and have a service component along with an additional market component. The market options become eligible to vest and become exercisable in equal increments, each upon the later to occur of (i) the first four anniversaries of the grant dates, respectively, and (ii) for each respective 25% increment, the attainment of the Company's closing stock price at or above $5, $10, $15 and $20 over each respective exercise price, for 20 consecutive trading days.
The weighted average fair value of the market options granted for the years ended December 31, 2023 and 2021 was $6.91 per share and $3.91 per share, respectively. The fair value and requisite service period of the market options was developed with a Monte Carlo simulation using a multivariate Geometric Brownian Motion with a drift equal to the risk free rate.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
The following table summarizes market option activity under the Omnibus Plan for the year ended December 31, 2023:

Market Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2023	3,557,134	$16.09
Granted	212,886	14.83
Exercised	—	N/A
Forfeited	—	N/A
Canceled	—	N/A
Outstanding at December 31, 2023	3,770,020	$16.02	7.5 years	$1.5
Exercisable at December 31, 2023	—	N/A	N/A	N/A
The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2023. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on the Company's closing stock price of $14.81 on December 31, 2023. As of December 31, 2023, there was approximately $2.7 million of unrecognized compensation expense related to non-vested market options which is expected to be recognized over a weighted average term of 2.5 years.
KAR Auction Services, Inc. Employee Stock Purchase Plan
We adopted the KAR Auction Services, Inc. Employee Stock Purchase Plan ("ESPP") in December 2009. The ESPP, which was approved by our stockholders, is designed to provide an incentive to attract, retain and reward eligible employees and is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. A maximum of 2,500,000 shares of our common stock have been reserved for issuance under the ESPP, of which 933,673 shares remained available for future ESPP purchases as of December 31, 2023. The ESPP provides for one month offering periods with a 15% discount from the fair market value of a share on the date of purchase. A participant's annual contribution to the ESPP may not exceed $25,000 per year. Unless terminated earlier, the ESPP will terminate on December 31, 2028. In accordance with ASC 718, Compensation—Stock Compensation, the entire 15% purchase discount is recorded as compensation expense.
Share Repurchase Program
In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company's outstanding common stock, par value $0.01 per share. Since October 2019, the share repurchase program has been amended from time-to-time through subsequent approvals by the board of directors. These amendments have served to increase the size of the share repurchase program and extend its maturity date through December 31, 2024. At December 31, 2023, approximately $125.0 million of the Company's outstanding common stock remained available for repurchase under the 2019 share repurchase program. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. This program does not oblige the Company to repurchase any dollar amount or any number of shares under the authorization, and the program may be suspended, discontinued or modified at any time, for any reason and without notice. In 2023, 2022 and 2021, we repurchased and retired 1,438,859 shares, 12,649,722 shares and 10,847,800 shares of common stock, respectively, in the open market at a weighted average price of $15.43 per share, $14.39 per share and $16.66 per share, respectively.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
Note 6—Income (Loss) from Continuing Operations Per Share
The following table sets forth the computation of income (loss) from continuing operations per share (in millions except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Income (loss) from continuing operations	$(154.8)	$28.6	$(0.8)
Series A Preferred Stock dividends	(44.4)	(43.8)	(41.1)
(Income) loss from continuing operations attributable to participating securities	—	3.6	9.0
Income (loss) from continuing operations attributable to common stockholders	$(199.2)	$(11.6)	$(32.9)
Weighted average common shares outstanding	109.1	116.3	123.0
Effect of dilutive stock options and restricted stock awards	—	—	—
Weighted average common shares outstanding and potential common shares	109.1	116.3	123.0
Income (loss) from continuing operations per share
Basic	$(1.83)	$(0.10)	$(0.27)
Diluted	$(1.83)	$(0.10)	$(0.27)
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
The effect of stock options and restricted stock on income from continuing operations per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on income from continuing operations per diluted share, unexercisable market options and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. In accordance with U.S. GAAP, no potential common shares were included in the computation of diluted income from continuing operations per share for the years ended December 31, 2023, 2022 and 2021, because to do so would have been anti-dilutive based on the period undistributed loss from continuing operations. Total options outstanding at December 31, 2023, 2022 and 2021 were 4.9 million, 4.8 million and 5.8 million, respectively.
Note 7—Allowance for Credit Losses and Doubtful Accounts
The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	Year Ended December 31,
	2023	2022	2021
Allowance for Credit Losses
Balance at beginning of period	$21.5	$23.0	$22.0
Provision for credit losses	50.6	9.8	3.5
Recoveries	8.9	9.0	12.6
Less charge-offs	(58.1)	(20.1)	(15.1)
Other	0.1	(0.2)	—
Balance at end of period	$23.0	$21.5	$23.0

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
AFC's allowance for credit losses includes estimated losses for finance receivables currently held on the balance sheet of AFC and its subsidiaries.
The following is a summary of changes in the allowance for doubtful accounts related to trade receivables (in millions):

	Year Ended December 31,
	2023	2022	2021
Allowance for Doubtful Accounts
Balance at beginning of period	$15.8	$9.5	$7.1
Provision for credit losses	8.6	8.8	3.7
Less net charge-offs	(14.5)	(2.5)	(1.3)
Balance at end of period	$9.9	$15.8	$9.5
Recoveries of trade receivables were netted with charge-offs, as they were not material. Changes in the Canadian dollar exchange rate did not have a material effect on the allowance for doubtful accounts.
Note 8—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at December 31, 2023.
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
We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$300 million on December 31, 2023. In March 2023, AFCI entered into the Receivables Purchase Agreement (the "Canadian Receivables Purchase Agreement"). The Canadian Receivables Purchase Agreement increased AFCI's committed liquidity from C$225 million to C$300 million and the facility's maturity date remains January 31, 2026. In addition, provisions providing a mechanism for determining alternative rates of interest were added. We capitalized approximately $0.6 million of costs in connection with the Canadian Receivables Purchase Agreement. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
In September 2022, AFCI entered into the Sixth Amended and Restated Receivables Purchase Agreement (the "Canadian Sixth Receivables Purchase Agreement"). The Canadian Sixth Receivables Purchase Agreement extended the facility's maturity. In addition, provisions designed to provide additional lending and operational flexibility were modified or added. We capitalized approximately $1.1 million of costs in connection with the Canadian Sixth Receivables Purchase Agreement.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
The following tables present quantitative information about delinquencies, credit loss charge-offs less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	December 31, 2023		Net Credit Losses During 2023
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,301.4	$23.7	$49.2
Other loans	3.6	—	—
Total receivables managed	$2,305.0	$23.7	$49.2

	December 31, 2022		Net Credit Losses During 2022
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,409.9	$17.5	$11.1
Other loans	6.7	—	—
Total receivables managed	$2,416.6	$17.5	$11.1
AFC's allowance for losses was $23.0 million and $21.5 million at December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, $2,296.4 million and $2,396.6 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. Obligations collateralized by finance receivables consisted of the following:

	December 31,
	2023	2022
Obligations collateralized by finance receivables, gross	$1,645.4	$1,697.0
Unamortized securitization issuance costs	(13.5)	(19.4)
Obligations collateralized by finance receivables	$1,631.9	$1,677.6
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Previous Credit Agreement. At December 31, 2023, we were in compliance with the covenants in the securitization agreements.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
Note 9—Goodwill and Other Intangible Assets
Goodwill consisted of the following (in millions):

	Marketplace	Finance	Total
Balance at December 31, 2021 (1)(2)	$1,357.1	$240.9	$1,598.0
Decrease for disposition activity	(119.2)	—	(119.2)
Foreign currency	(14.3)	—	(14.3)
Balance at December 31, 2022 (1)(2)	$1,223.6	$240.9	$1,464.5
Increase for acquisition activity	25.9	—	25.9
Impairment	(225.3)	—	(225.3)
Foreign currency	6.1	—	6.1
Balance at December 31, 2023 (1)(2)	$1,030.3	$240.9	$1,271.2
(1) Marketplace amounts are net of accumulated goodwill impairment charges of $250.8 million, $25.5 million and $25.5 million at December 31, 2023, 2022 and 2021, respectively.
(2) Finance amounts are net of accumulated goodwill impairment charges of $161.5 million at December 31, 2023, 2022 and 2021.
Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. Goodwill decreased in 2023 primarily as a result of impairment in a few of our reporting units (see discussion below), partially offset by goodwill recognized for acquisition activity. Goodwill decreased in 2022 primarily as a result of the sale of the ADESA U.S. physical auction business, as well as foreign currency changes. As a result of the sale of the ADESA U.S. physical auction business in 2022, we allocated approximately $1.1 billion of goodwill related to the ADESA Auctions operating segment to the disposal group in connection with the disposition of ADESA U.S. The goodwill was initially allocated to the disposal group at the held-for-sale date, and updated at the sale date, based on the relative fair value of ADESA U.S. compared to the fair value of the remainder of the operating segment at both dates, respectively.
The Company tests goodwill for impairment at the reporting unit level annually during the second quarter, or more frequently if events or changes in circumstances indicate that impairment may exist. When performing the impairment assessment, the fair value of the Company's reporting units are estimated using the expected present value of future cash flows (Level 3 inputs).
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
As a result of the second quarter 2023 impairment charges, the carrying value of the U.S. Dealer-to-Dealer and Europe reporting units now approximate fair value. As of December 31, 2023, the remaining carrying value of goodwill related to the U.S. Dealer-to-Dealer and Europe reporting units was $87.3 million and $120.8 million, respectively.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
The deferred tax benefits of $52.5 million and $6.5 million associated with the goodwill and tradename impairments, respectively, resulted in the U.S. being in a net deferred tax asset position. Due to the three-year cumulative loss related to U.S. operations, we recorded a $36.4 million valuation allowance against the U.S. net deferred tax asset at December 31, 2023.
No impairment was identified 2022. Following the sale of ADESA U.S., the Company made certain changes to its reporting structure within the Marketplace segment and realigned its reporting units as of November 30, 2022. This change required goodwill in the Marketplace segment to be allocated to the new reporting units based on their relative fair value. The Company tested goodwill of the new reporting units for impairment both before and following the change in reporting unit structure as of November 30, 2022, by comparing the fair values of the reporting units to their carrying values and no impairment was identified.
A summary of customer relationships is as follows (in millions):

		December 31, 2023			December 31, 2022
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	5 - 19	$574.6	$(438.5)	$136.1	$553.2	$(417.3)	$135.9
The increase in customer relationships in 2023 was primarily related to the Manheim Canada acquisition, partially offset by the amortization of existing customer relationships. The decrease in customer relationships in 2022 was primarily related to the amortization of existing customer relationships.
A summary of other intangibles is as follows (in millions):

		December 31, 2023			December 31, 2022
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Tradenames	1 - Indefinite	$123.2	$(27.9)	$95.3	$148.6	$(15.2)	$133.4
Computer software & technology	3 - 13	533.7	(447.5)	86.2	488.7	(390.8)	97.9
Total		$656.9	$(475.4)	$181.5	$637.3	$(406.0)	$231.3
Other intangibles decreased in 2023 and 2022 primarily as a result of the amortization of existing intangibles, partially offset by computer software additions. The 2023 balance was also impacted by the ADESA tradename impairment and subsequent amortization taken (see discussion below). The carrying amount of tradenames with an indefinite life was approximately $8.7 million and $131.5 million at December 31, 2023 and 2022, respectively.
The second quarter 2023 announcement of the rebrand to an OPENLANE branded marketplace from the ADESA branded marketplaces served as a triggering event requiring a re-evaluation of the useful life and impairment of the ADESA tradename. As such, the Company evaluated the $122.8 million carrying amount of its indefinite-lived ADESA tradename, resulting in a non-cash impairment charge totaling $25.5 million in the second quarter of 2023 and associated deferred tax benefit of $6.5 million (within the Marketplace segment). The impairment charge was reported as a component of "Goodwill and other intangibles impairment" in the consolidated statements of income. The ADESA tradename is expected to continue to generate cash flows pursuant to the purchase and commercial agreements with Carvana and its affiliates for a defined period. The fair value of the ADESA tradename was estimated using the royalty savings method (Level 3 inputs). Furthermore, as a result of the rebrand to OPENLANE, the ADESA tradename is no longer deemed to have an indefinite life and its remaining carrying amount of $97.3 million is being amortized over a remaining useful life of approximately 6 years.
Amortization expense for customer relationships and other intangibles was $87.7 million, $83.6 million and $89.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Estimated amortization expense on existing intangible assets for the next five years is $70.4 million for 2024, $54.1 million for 2025, $38.2 million for 2026, $31.7 million for 2027 and $31.6 million for 2028.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
Note 10—Property and Equipment
Property and equipment consisted of the following (in millions):

	Useful Lives (in years)	December 31,
		2023	2022
Land		$84.8	$40.1
Buildings	5 - 40	54.6	46.0
Land improvements	5 - 20	32.6	33.2
Building and leasehold improvements	3 - 33	38.3	37.0
Furniture, fixtures and equipment	1 - 15	130.0	143.6
Vehicles	3 - 10	14.9	16.0
Construction in progress		1.8	5.4
		357.0	321.3
Accumulated depreciation		(187.2)	(197.7)
Property and equipment, net		$169.8	$123.6
Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $13.8 million, $16.6 million and $20.0 million, respectively.
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
The following is a summary of the changes in the reserves for self-insurance and the retained losses (in millions):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$12.5	$10.4	$10.0
Net payments	(33.7)	(27.8)	(33.5)
Expense	28.4	29.9	33.9
Balance at end of period	$7.2	$12.5	$10.4
Individual stop-loss coverage for medical benefits was $0.5 million in 2023, 2022 and 2021. There was no aggregate policy limit for medical benefits for the Company in the last three years. The retention for automobile and general liability claims was $1.0 million per occurrence and the retention for workers' compensation claims was $0.5 million per occurrence with a $1.0 million corridor deductible in the 2023, 2022 and 2021 policy years. Once the $1.0 million corridor deductible is met for workers' compensation claims, the deductible reverts back to $0.5 million per occurrence. These retentions were aggregated for workers’ compensation, automobile and general liability claims at approximately $28.5 million in 2022 and 2021. If these aggregates were met, the insurance company would have paid the next $7.5 million. In 2023, the aggregate limit of the general liability primary policy was $3.0 million. After the aggregate limit of the general liability primary policy has been exhausted, the excess layers will respond subject to each policies terms and conditions.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
Note 12—Long-Term Debt
Long-term debt consisted of the following (in millions):

				December 31,
	Interest Rate*		Maturity	2023	2022
Revolving Credit Facility	Adjusted Term SOFR	+ 2.25%	June 23, 2028	$137.0	$—
Previous Revolving Credit Facility	Adjusted LIBOR	+ 1.75%	September 19, 2024	—	145.0
Senior notes		5.125%	June 1, 2025	210.0	350.0
European lines of credit	Euribor	+ 1.25%	Repayable upon demand	17.6	3.7
Total debt				364.6	498.7
Unamortized debt issuance costs/discounts				(7.6)	(4.7)
Current portion of long-term debt				(154.6)	(288.7)
Long-term debt				$202.4	$205.3
*The interest rates presented in the table above represent the rates in place at December 31, 2023. The weighted average interest rate on our variable rate debt was 8.78% and 6.54% at December 31, 2023 and 2022, respectively.
Credit Facilities
On June 23, 2023, we entered into the Credit Agreement, which replaces the Previous Credit Agreement, and provides for, among other things, the $325 million Revolving Credit Facility. As a result of replacing the Previous Revolving Credit Facility, we incurred a non-cash loss on the extinguishment of debt of $0.4 million in the second quarter of 2023. The loss was the result of the write-off of unamortized debt issuance costs associated with lenders that are not participating in the Revolving Credit Facility. We capitalized approximately $6.2 million of debt issuance costs in connection with the Credit Agreement.
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
The obligations of the Company under the Revolving Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) first priority security interests in substantially all other assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum Consolidated Senior Secured Net Leverage Ratio, not to exceed 3.5 as of the last day of each fiscal quarter on which any loans under the Revolving Credit Facility are outstanding. We were in compliance with the applicable covenants in the Credit Agreement at December 31, 2023.
Loans under the Revolving Credit Facility bear interest at a rate calculated based on the type of borrowing (at the Company's election, either Adjusted Term SOFR Rate or Base Rate (each as defined in the Credit Agreement)) and the Company’s Consolidated Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), with such rate ranging from 2.75% to 2.25% for Adjusted Term SOFR Rate loans and from 1.75% to 1.25% for Base Rate loans. The Company also pays a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Revolving Credit Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
As of December 31, 2023 and 2022, $137.0 million and $145.0 million was drawn on the Revolving Credit Facility and the Previous Revolving Credit Facility, respectively. In addition, we had related outstanding letters of credit in the aggregate amount of $54.7 million and $19.0 million at December 31, 2023 and 2022, respectively, which reduce the amount available for borrowings under the respective revolving credit facility.
Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. The Company pays interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year. The senior notes may be redeemed at par as of June 1, 2023. The senior notes are guaranteed by the Subsidiary Guarantors. In June 2023, in connection with a previously announced offer to purchase, we prepaid $140 million of the senior notes at par with proceeds from the Transaction. We incurred a loss on the extinguishment of the senior notes of $0.7 million in 2023 primarily representative of the write-off of unamortized debt issuance costs associated with the portion of the senior notes repaid, as well as purchase offer expenses. In August 2022, we conducted a cash tender offer and $600 million of the senior notes were prepaid with proceeds from the Transaction. We incurred a loss on the extinguishment of the senior notes of $9.5 million in 2022 primarily representative of the early repayment premium and the write-off of unamortized debt issuance costs associated with the portion of the senior notes repaid.
European Lines of Credit
ADESA Europe has lines of credit aggregating $33.1 million (€30 million). The lines of credit had an aggregate $17.6 million and $3.7 million of borrowings outstanding at December 31, 2023 and 2022, respectively. The lines of credit are secured by certain inventory and receivables at ADESA Europe subsidiaries.
Future Principal Payments
At December 31, 2023, aggregate future principal payments on long-term debt are as follows (in millions):

2024	$154.6
2025	210.0
2026	—
2027	—
2028	—
Thereafter	—
$364.6
The Company has historically included the Revolving Credit Facility in current debt based on its intent to repay the amount outstanding within one year; however, the Company is not contractually obligated to repay the borrowings until the maturity of the Revolving Credit Facility (June 2028).
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
In January 2020, we entered into three pay-fixed interest rate swaps with an aggregate notional amount of $500 million to swap variable rate interest payments under our term loan for fixed interest payments bearing a weighted average interest rate of 1.44%, for a total interest rate of 3.69%. The interest rate swaps had a term of five years.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
We originally designated the interest rate swaps as cash flow hedges. The changes in the fair value of the interest rate swaps that were included in the assessment of hedge effectiveness were recorded as a component of "Accumulated other comprehensive income." For the year ended December 31, 2021, the Company recorded an unrealized gain on the interest rate swaps of $13.8 million, net of tax of $4.6 million in "Accumulated other comprehensive income." The earnings impact of the interest rate derivatives designated as cash flow hedges was recorded upon the recognition of the interest related to the hedged debt. In February 2022, we discontinued hedge accounting as we concluded that the forecasted interest rate payments were no longer probable of occurring in consideration of the Transaction and expected repayment of Term Loan B-6. As a result, the increase in the fair value of the swaps from the time of hedge accounting discontinuance to March 31, 2022 was recognized as an $8.7 million unrealized gain in "Interest expense" in the consolidated statement of income (loss) for the three months ended March 31, 2022. In connection with the repayment of Term Loan B-6 in May 2022, we entered into swap termination agreements. We received $16.7 million to settle and terminate the swaps, which was recognized as a realized gain in "Interest expense" in the consolidated statement of income (loss) for the three months ended June 30, 2022. For the year ended December 31, 2022, we reclassified $5.7 million of unrealized loss, net of tax of $1.8 million, from "Accumulated other comprehensive income." The amounts reclassified from accumulated other comprehensive income in 2022 related to the repayment of Term Loan B-6 in full.
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
As of December 31, 2023 and 2022, the estimated fair value of our long-term debt amounted to $360.4 million and $490.9 million, respectively. The estimates of fair value were based on broker-dealer quotes (Level 2 inputs) for our debt as of December 31, 2023 and 2022. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
Note 14—Other (Income) Expense, Net
Other (income) expense, net consisted of the following (in millions):

	December 31,
	2023	2022	2021
Change in realized and unrealized (gains) losses on investment securities, net	$0.4	$7.1	$(33.4)
Contingent consideration valuation	1.3	—	24.3
Foreign currency (gains) losses	(2.9)	2.5	3.8
Investment and note receivable impairment	10.3	—	—
Early termination of contractual arrangement	(20.0)	—	—
Other	(4.7)	(10.9)	(7.2)
Other (income) expense, net	$(15.6)	$(1.3)	$(12.5)
Fair Value Measurement of Investments
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. The realized and unrealized gains and losses on these investment securities are shown in the table above.
ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A small portion of finance receivables for one entity were converted to investment securities during the first quarter of 2021. This entity became publicly traded during the first quarter of 2021 and as a result had a readily determinable fair value. As of December 31, 2023, investment securities measured at fair value are based on quoted market prices for identical assets (Level 1 of the fair value hierarchy) and approximated $0.0 million. There was no net unrealized loss on these investment securities for the year ended December 31, 2023. The remaining investments held of $26.0 million do not have readily determinable fair values and the Company has elected to apply the measurement alternative to these investments and present them at cost. Investments are reported in "Other assets" in the accompanying consolidated balance sheets. Realized and unrealized gains and losses are reported in "Other (income) expense, net" in the consolidated statements of income.
In late March 2023, one of the investees we presented at cost filed to reorganize its operations through the bankruptcy process. Based on this information, we recorded an other than temporary impairment of approximately $3.7 million in "Other (income) expense, net" representing our entire equity investment in the company. In addition, we also had a note receivable with this investee for $6.6 million, on which we recorded a credit impairment loss in "Other (income) expense, net" in 2023.
In the second quarter of 2023, the Company received $20.0 million in connection with the early termination of a contractual arrangement with IAA. This amount was considered non-operating income and was recorded in "Other (income) expense, net" in the second quarter of 2023.
Note 15—Convertible Preferred Stock
In June 2020, OPENLANE completed the issuance and sale of an aggregate of 550,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), in two closings at a purchase price of $1,000 per share (for the second closing, plus accumulated dividends from and including the first closing date to but excluding June 29, 2020) for an aggregate purchase price of approximately $550 million to an affiliate of Ignition Parent LP (“Apax”) and an affiliate of Periphas Capital GP, LLC (“Periphas”).
The Company has authorized 1,500,000 shares of Series A Preferred Stock. The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has a liquidation preference of $1,000 per share. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends were payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payments (through June 30, 2022), and thereafter, in cash or in kind, or in any combination of both, at the option of the Company. For the years ended December 31,

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
2023 and 2022, the holders of the Series A Preferred Stock received cash dividends aggregating $44.4 million and $22.2 million, respectively, and for the years ended December 31, 2022 and 2021, the holders of the Series A Preferred Stock received dividends in kind with a value in the aggregate of approximately $21.6 million and $41.1 million, respectively. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.
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

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
Note 16—Leases
We lease property, software, automobiles, trucks and trailers pursuant to operating lease agreements. We also lease furniture, fixtures and equipment under finance leases. Our leases have varying remaining lease terms with leases expiring through 2034, some of which include options to extend the leases.

The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$15.9	$17.7	$18.6
Finance lease cost:
Amortization of right-of-use assets	$1.3	$2.9	$7.4
Interest on lease liabilities	0.1	0.3	0.6
Total finance lease cost	$1.4	$3.2	$8.0

Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$15.9	$17.5	$18.2
Operating cash flows related to finance leases	0.1	0.3	0.6
Financing cash flows related to finance leases	1.9	3.9	5.6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1.4	4.0	6.7
Finance leases	—	—	3.7

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	December 31,
	2023	2022
Operating Leases
Operating lease right-of-use assets	$75.9	$84.8
Other accrued expenses	$11.0	$10.5
Operating lease liabilities	70.4	79.7
Total operating lease liabilities	$81.4	$90.2
Finance Leases
Property and equipment, gross	$37.6	$48.6
Accumulated depreciation	(37.3)	(47.1)
Property and equipment, net	$0.3	$1.5
Other accrued expenses	$0.9	$1.9
Other liabilities	—	0.9
Total finance lease liabilities	$0.9	$2.8
Weighted Average Remaining Lease Term
Operating leases	8.3 years	9.0 years
Finance leases	1.0 year	1.6 years
Weighted Average Discount Rate
Operating leases	5.9%	5.9%
Finance leases	4.0%	4.4%

Maturities of lease liabilities as of December 31, 2023 were as follows (in millions):

	Operating Leases	Finance Leases
2024	$15.4	$0.9
2025	14.7	—
2026	11.6	—
2027	10.8	—
2028	9.2	—
Thereafter	42.0	—
Total lease payments	103.7	0.9
Less imputed interest	(22.3)	—
Total	$81.4	$0.9

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
Note 17—Income Taxes
The components of our income (loss) from continuing operations before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Income (loss) from continuing operations before income taxes:
Domestic	$(209.7)	$(59.7)	$(55.8)
Foreign	63.2	98.3	70.1
Total	$(146.5)	$38.6	$14.3
Income tax expense (benefit):
Current:
Federal	$22.1	$(9.2)	$(16.6)
Foreign	16.0	23.1	27.7
State	—	(1.6)	(0.4)
Total current provision	38.1	12.3	10.7
Deferred:
Federal	(29.4)	(2.9)	4.6
Foreign	3.2	0.9	0.4
State	(3.6)	(0.3)	(0.6)
Total deferred provision	(29.8)	(2.3)	4.4
Income tax expense	$8.3	$10.0	$15.1
The provision for income taxes was different from the U.S. federal statutory rate applied to income before taxes, and is reconciled as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net	3.8%	(4.8)%	1.3%
Reserves for tax exposures	—%	0.4%	(1.2)%
Change in valuation allowance	(25.2)%	8.5%	9.5%
International operations	(4.7)%	2.9%	56.2%
Stock-based compensation	(0.1)%	—%	(5.3)%
Impact of law and rate change	0.2%	(5.6)%	1.5%
Excess officer's compensation	(1.0)%	5.5%	7.9%
Transaction costs	—%	(0.2)%	2.5%
Refund claims	—%	—%	(19.2)%
Goodwill and other intangibles impairment	(0.9)%	—%	—%
Impact of acquisition and divestiture adjustments	1.3%	—%	34.3%
Other, net	(0.1)%	(1.8)%	(2.9)%
Effective rate	(5.7)%	25.9%	105.6%

The effective tax rate in 2023 was unfavorably impacted by the goodwill and other intangibles impairment charges and the recording of valuation allowance against the U.S. net deferred tax asset. The effective tax rate in 2021 was unfavorably

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
impacted by earnings mix between domestic and foreign, and by the expense for the increase in the estimated value of contingent consideration for which no tax benefit was recorded.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax benefits associated with the goodwill and tradename impairments resulted in the U.S. being in a net deferred tax asset position. Due to the three-year cumulative loss related to U.S. operations, we recorded a valuation allowance against the U.S. net deferred tax asset at December 31, 2023.
We offset all deferred tax assets and liabilities by jurisdiction, as well as any related valuation allowance, and present them as a non-current deferred income tax asset or liability (as applicable). Deferred tax assets (liabilities) are comprised of the following (in millions):

	December 31,
	2023	2022
Gross deferred tax assets:
Allowances for trade and finance receivables	$8.1	$9.0
Accruals and liabilities	4.3	3.9
Employee benefits and compensation	9.2	7.1
Net operating loss carryforwards	19.9	19.5
Right of use lease liability	20.1	22.4
Other	7.9	5.3
Total deferred tax assets	69.5	67.2
Deferred tax asset valuation allowance	(63.2)	(25.3)
Total	6.3	41.9
Gross deferred tax liabilities:
Property and equipment	(3.5)	(16.1)
Goodwill and intangible assets	4.1	(49.9)
Right of use lease asset	(18.7)	(21.0)
Other	(6.1)	(2.6)
Total	(24.2)	(89.6)
Net deferred tax liabilities	$(17.9)	$(47.7)
The tax benefit from state and federal net operating loss carryforwards expires as follows (in millions):

2024	$0.1
2025	0.2
2026	0.1
2027	—
2028	—
2029 and after	19.5
$19.9
Permanently reinvested undistributed earnings of our foreign subsidiaries were approximately $452.6 million at December 31, 2023. Because these amounts have been or will be permanently reinvested in properties and working capital, we have not recorded the deferred taxes associated with these earnings. If the undistributed earnings of foreign subsidiaries were to be remitted, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits. It is not practical for us to determine the additional tax that would be incurred upon remittance of these earnings.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
We made federal income tax payments, related to continuing operations and net of federal income tax refunds, of $7.5 million, $0.0 million and $0.0 million in 2023, 2022 and 2021, respectively. State and foreign income taxes paid by us, net of refunds, totaled $28.3 million, $25.6 million and $24.8 million in 2023, 2022 and 2021, respectively.
We apply the provisions of ASC 740, Income Taxes. ASC 740 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise's financial statements. These provisions prescribe a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	December 31,
	2023	2022
Balance at beginning of period	$5.8	$5.0
Increase in prior year tax positions	9.2	0.4
Increase in current year tax positions	0.7	1.4
Lapse in statute of limitations	(0.8)	(1.0)
Balance at end of period	$14.9	$5.8
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $12.3 million and $4.2 million at December 31, 2023 and 2022, respectively.
We record interest and penalties associated with the uncertain tax positions within our provision for income taxes on the consolidated statement of income (loss). We had reserves totaling $1.1 million and $0.4 million at December 31, 2023 and 2022 associated with interest and penalties, net of tax.
The provision for income taxes involves management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by us. In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by us and can raise issues regarding our filing positions, timing and amount of income or deductions and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business we are subject to examination by taxing authorities in the U.S., Canada, Western Europe, United Kingdom, Mexico, Uruguay and the Philippines. In general, the examination of our material tax returns is completed for the years prior to 2020.
Based on the potential outcome of the Company's tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the currently remaining unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the reserve balance is estimated to be in the range of a $0.0 million to $0.5 million decrease.
Note 18—Employee Benefit Plans
401(k) Plan
We maintain a defined contribution 401(k) plan that covers substantially all U.S. employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. The Company matches 100 percent of the amounts contributed by each individual participant up to 4 percent of the participant's compensation. Participants are 100 percent vested in the Company's contributions. For the years ended December 31, 2023, 2022 and 2021 we contributed $6.0 million, $6.3 million and $6.6 million, respectively.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
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
We accrue, as appropriate, for environmental remediation costs anticipated to be incurred at certain of our vehicle logistics center facilities. There were no liabilities for environmental matters included in "Other accrued expenses" at December 31, 2023 or 2022.
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
Note 20—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	December 31,
	2023	2022
Foreign currency translation loss	$(36.7)	$(49.5)
Accumulated other comprehensive loss	$(36.7)	$(49.5)
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
Marketplace encompasses all wholesale marketplaces throughout North America and Europe. The Marketplace segment relates to used vehicle remarketing, including marketplace services, remarketing, or make ready services and all are interrelated, synergistic elements along the auto remarketing chain.
The Finance segment (through AFC) is primarily engaged in the business of providing short-term, inventory-secured financing to independent dealer customers. AFC conducts business primarily at or near wholesale used vehicle auctions in the U.S. and Canada and other areas where there is a concentration of AFC customers.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
Financial information regarding our reportable segments is set forth below as of and for the year ended December 31, 2023 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$1,251.7	$393.4	$1,645.1
Operating expenses
Cost of services (exclusive of depreciation and amortization)	801.7	65.9	867.6
Selling, general and administrative	380.6	49.8	430.4
Depreciation and amortization	92.2	9.3	101.5
Goodwill and other intangibles impairment	250.8	—	250.8
Total operating expenses	1,525.3	125.0	1,650.3
Operating profit (loss)	(273.6)	268.4	(5.2)
Interest expense	25.2	130.6	155.8
Other (income) expense, net	(15.9)	0.3	(15.6)
Loss on extinguishment of debt	1.1	—	1.1
Intercompany expense (income)	33.9	(33.9)	—
Income (loss) from continuing operations before income taxes	(317.9)	171.4	(146.5)
Income taxes	(40.4)	48.7	8.3
Income (loss) from continuing operations	$(277.5)	$122.7	$(154.8)
Total assets	$2,065.6	$2,660.7	$4,726.3
Capital expenditures	$46.5	$5.5	$52.0

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021

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

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
Geographic Information
Our foreign operations include Canada, Continental Europe and the U.K. Approximately 58%, 62% and 56% of our foreign operating revenues were from Canada for the years ended December 31, 2023, 2022 and 2021, respectively. Most of the remaining foreign operating revenues were generated from Continental Europe. Information regarding the geographic areas of our operations is set forth below (in millions):

	Year Ended December 31,
	2023	2022	2021
Operating revenues
U.S.	$1,026.1	$992.9	$847.9
Foreign	619.0	526.5	602.7
	$1,645.1	$1,519.4	$1,450.6

	December 31,
	2023	2022
Long-lived assets
U.S.	$1,074.2	$1,787.4
Foreign	810.2	310.0
	$1,884.4	$2,097.4
No single customer accounted for more than ten percent of our total revenues in any fiscal year presented.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
Note 22—Quarterly Financial Data (Unaudited)
Information for any one quarterly period is not necessarily indicative of the results that may be expected for the year.

2023 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$420.6	$416.9	$416.3	$391.3
Operating expenses
Cost of services (exclusive of depreciation and amortization)	224.2	222.6	216.0	204.8
Selling, general, and administrative	108.0	111.2	107.4	103.8
Depreciation and amortization	23.0	26.8	26.4	25.3
Goodwill and other intangibles impairment	—	250.8	—	—
Total operating expenses	355.2	611.4	349.8	333.9
Operating profit (loss)	65.4	(194.5)	66.5	57.4
Interest expense	38.3	38.8	39.4	39.3
Other (income) expense, net	7.1	(21.3)	1.7	(3.1)
Loss on extinguishment of debt	—	1.1	—	—
Income (loss) from continuing operations before income taxes	20.0	(213.1)	25.4	21.2
Income taxes	7.3	(19.3)	12.7	7.6
Income (loss) from continuing operations	$12.7	$(193.8)	$12.7	$13.6
Income (loss) from continuing operations per share
Basic	$0.01	$(1.87)	$0.01	$0.02
Diluted	$0.01	$(1.87)	$0.01	$0.02

2022 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$369.4	$384.2	$393.0	$372.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	210.8	211.9	209.6	202.0
Selling, general, and administrative	118.9	124.1	109.1	93.0
Depreciation and amortization	26.0	25.9	24.3	24.0
Gain on sale of property	—	—	—	(33.9)
Total operating expenses	355.7	361.9	343.0	285.1
Operating profit	13.7	22.3	50.0	87.7
Interest expense	25.6	25.9	32.3	35.4
Other (income) expense, net	1.2	4.0	1.2	(7.7)
Loss on extinguishment of debt	—	7.7	9.3	0.2
Income (loss) from continuing operations before income taxes	(13.1)	(15.3)	7.2	59.8
Income taxes	(4.7)	(9.9)	6.7	17.9
Income (loss) from continuing operations	$(8.4)	$(5.4)	$0.5	$41.9
Income (loss) from continuing operations per share
Basic	$(0.16)	$(0.10)	$(0.09)	$0.21
Diluted	$(0.16)	$(0.10)	$(0.09)	$0.21

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022 and 2021
Note 23—Subsequent Event
On January 19, 2024, the Company and ADESA Auctions Canada Corporation, a subsidiary of the Company (the "Canadian Borrower") entered into the First Amendment Agreement (the "First Amendment") to the Credit Agreement. The First Amendment provides for, among other things, (i) a C$175 million revolving credit facility in Canadian dollars (the "Canadian Revolving Credit Facility") and (ii) a C$50 million sub-limit (the "Canadian Sub-limit") under the Company's existing Revolving Credit Facility for borrowings in Canadian dollars. The proceeds from the Canadian Revolving Credit Facility may be used to finance a portion of the Manheim Canada acquisition, to pay for expenses related to the First Amendment and for ongoing working capital and general corporate purposes.
Loans under the Canadian Revolving Credit Facility bear interest at a rate calculated based on the type of borrowing (at the Canadian Borrower's election, either Adjusted Term CORRA Rate or Canadian Prime Rate (each as defined in the Credit Agreement, as amended by the First Amendment)) and the Company’s Consolidated Senior Secured Net Leverage Ratio, with such rate ranging from 3.00% to 2.50% for Adjusted Term CORRA loans and from 2.00% to 1.50% for Canadian Prime Rate loans. Loans under the Canadian Sub-limit will bear interest at the Adjusted Term CORRA Rate plus a margin ranging from 2.75% to 2.25% based on the Company’s Consolidated Senior Secured Net Leverage Ratio (the same margin as loans under the existing Revolving Credit Facility). The Canadian Borrower will also pay a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Canadian Revolving Credit Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio.
The obligations of the Canadian Borrower under the Canadian Revolving Credit Facility are guaranteed by certain of the Company’s domestic and Canadian subsidiaries (the "Canadian Revolving Credit Facility Subsidiary Guarantors") and are secured by substantially all of the assets of the Company, the Canadian Borrower and the Canadian Revolving Credit Facility Subsidiary Guarantors, subject to certain exceptions; provided, however, the Canadian Borrower and the other Canadian subsidiaries of the Company constituting the Canadian Revolving Credit Facility Subsidiary Guarantors shall guarantee and/or provide security for only the Canadian Secured Obligations (as defined in the Credit Agreement, as amended by the First Amendment).

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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed under the supervision of our principal executive officer, principal financial officer and principal accounting officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:
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
Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, and under the oversight of our Board of Directors, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2023. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting.
KPMG LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2023 as stated in their report included below.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
OPENLANE, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited OPENLANE, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Indianapolis, Indiana
February 21, 2024
Item 9B.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the fourth quarter of 2023, none of the Company’s directors or executive officers adopted a Rule 10b5-1 trading plan, terminated or modified a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to our directors and nominees will be included in our Definitive Proxy Statement for our 2024
Annual Meeting of Stockholders and such information will be incorporated by reference herein. Our executive officers are as follows:

Name	Age	Position
Peter J. Kelly	55	Chief Executive Officer
Charles S. Coleman	52	Executive Vice President, Chief Legal Officer and Secretary
James P. Coyle	43	Executive Vice President and President, North American Marketplaces
Brad S. Lakhia	51	Executive Vice President, Chief Financial Officer
James E. Money (1)	61	President of AFC
Lisa A. Price	49	Executive Vice President, Chief People Officer
Tobin P. Richer	50	Executive Vice President, Marketing and Communications
Sriram Subrahmanyam	54	Executive Vice President, Operations and President, Services and International Markets
(1) James E. Money will serve as President of AFC through March 31, 2024, and will thereafter retire from the Company. The Company expects Mr. Money to serve in an advisory role for a period of time following his retirement to ensure a smooth transition. The Company expects William C. Mitchell, age 41, to serve as President of AFC effective April 1, 2024. Mr. Mitchell has served as Chief Operating Officer of AFC since April 2021. Mr. Mitchell previously served as Vice President of Business Development of AFC from January 2018 to April 2021, and as Director of Strategic Initiatives – M&A of AFC from July 2015 to January 2018. Prior to joining AFC, Mr. Mitchell served in risk management, financial analysis and corporate development roles with increasing responsibility at ETC ProLiance Energy (formerly ProLiance Energy) from 2005 to 2013, and subsequently at Citizens Energy Group from 2013 to 2015 (following Citizens Energy Group’s sale of ProLiance Energy). Prior to joining ProLiance Energy, Mr. Mitchell was an associate at Standard & Poor’s from 2004 to 2005.
Peter J. Kelly, 55, Chief Executive Officer. Mr. Kelly has been Chief Executive Officer of the Company since April 2021. Previously, Mr. Kelly served as the Company’s President from January 2019 to March 2021, the President of Digital Services from December 2014 to January 2019 and the Chief Technology Officer from June 2013 to January 2019. Mr. Kelly was the President and Chief Executive Officer of OPENLANE from February 2011 to June 2013. Prior to that, Mr. Kelly was President and Chief Financial Officer of OPENLANE from February 2010 to February 2011. Mr. Kelly was a co-founder of OPENLANE in 1999 and served in a number of executive roles at OPENLANE from 1999 to 2010.
Charles S. Coleman, 52, Executive Vice President, Chief Legal Officer and Secretary. Mr. Coleman has served as the Company’s Executive Vice President and Chief Legal Officer since November 2020, and as Secretary since October 2019. Mr. Coleman previously served as Senior Vice President and General Counsel from October 2017 to October 2020, Assistant Secretary from April 2015 to October 2019, and as Vice President and Assistant General Counsel from April 2015 to October 2017. Prior to joining the Company, Mr. Coleman practiced corporate law as an associate attorney and then partner with Krieg DeVault in Indianapolis, Indiana from 1999 to March 2015 and as an associate attorney with Baker Donelson (formerly Berkowitz, Lefkovits, Isom & Kushner) in Birmingham, Alabama from 1996 to 1999.
James P. Coyle, 43, Executive Vice President and President, North American Marketplaces. Mr. Coyle has served as the Company’s Executive Vice President and President, North American Marketplaces since July 2023. Mr. Coyle previously served as Executive Vice President, Chief Digital Officer from October 2021 to July 2023. Mr. Coyle was the Chief Executive Officer and member of the Board of Directors of RealSelf, Inc. from September 2020 to October 2021 and Chief Operating Officer from April 2019 to September 2020. Prior to that, Mr. Coyle served as Chief Customer Officer of Varsity Tutors LLC from August 2016 to April 2019, President, Home Appliances, Commercial Sales and Monark Appliances of Sears Holdings Corporation from June 2014 to June 2016, and served in several positions at Amazon.com, Inc. from 2007 to 2014, his last role being Director, Category leader of Electronics.
Brad S. Lakhia, 51, Executive Vice President, Chief Financial Officer. Mr. Lakhia has served as the Company's Executive Vice President, Chief Financial Officer since April 2023. Prior to joining the Company, Mr. Lakhia served as Vice President Finance, Americas of The Goodyear Tire & Rubber Company (“Goodyear”) from November 2019 to April 2023. Mr. Lakhia was Vice President, Business Planning & Analysis of Andeavor (formerly Tesoro Corp.) from September 2016 to October 2018 and Vice President, Treasurer and Credit of Andeavor from February 2014 to September 2016. Prior to joining Andeavor, Mr. Lakhia served in accounting, treasury and divisional finance roles with increasing responsibility at Goodyear from October 1996 to February 2014.

James E. Money, 61, President of AFC. Mr. Money has been President of AFC since June 2016. Mr. Money joined AFC in 1999 as Controller and was later promoted to Vice President of Finance in 2006 and to Chief Financial Officer in 2009. Prior to joining AFC, Mr. Money served as Chief Financial Officer of Fundex Games, LTD from 1998 to 1999. Mr. Money is a certified public accountant (inactive).
Lisa A. Price, 49, Executive Vice President, Chief People Officer. Ms. Price has served as the Company’s Executive Vice President, Chief People Officer since January 2020. Ms. Price previously served as the Executive Vice President of Human Resources from June 2013 to January 2020. Prior to that, Ms. Price served as the Vice President of Employment and Litigation Counsel of the Company from January 2008 to June 2013 and Senior Corporate Counsel from November 2005 to January 2008. Prior to joining ADESA, Ms. Price practiced employment law with Stewart & Irwin in Indianapolis from November 2000 to November 2005.
Tobin P. Richer, 50, Executive Vice President, Marketing and Communications. Mr. Richer has served as the Company’s Executive Vice President, Marketing and Communications since February 7, 2024. Mr. Richer previously served as the Company’s Senior Vice President, Marketing & Communications from August 2020 to February 2024 and Senior Vice President, Corporate Communications from October 2016 to August 2020. Prior to joining the Company, Mr. Richer served in various leadership roles at Elevance Health, Inc. (formerly “Anthem, Inc.”) including: Vice President of Corporate Communications from 2011 to 2016; Senior Executive Advisor, Office of the CEO from 2010 to 2011; Staff Vice President, Clinical Health Policy from 2007 to 2010; and Director, Medicare Counsel 2002 to 2007. Prior to Elevance, Mr. Richer practiced corporate and health care law as an associate attorney with Michael Best & Friedrich in Milwaukee, Wisconsin from 2001 to 2002 and began his career as a Health Insurance Specialist with the Centers for Medicare & Medicaid Services, US Department of Health and Human Services from 1999 to 2001.
Sriram Subrahmanyam, Ph.D., 54, Executive Vice President, Operations and President, Services and International Markets. Mr. Subrahmanyam has served as the Company’s Executive Vice President, Operations and President, Services & International Markets since May 2023. Mr. Subrahmanyam previously served as the Company’s President, KAR Services Group and Executive Vice President, Operations from May 2022 to May 2023. Mr. Subrahmanyam previously served as the Chief Operating Officer of ADESA from March 2018 to May 2022. Prior to that, Mr. Subrahmanyam served as the Company’s Senior Vice President, Business Transformation from January 2017 to March 2018. Prior to joining the Company, Mr. Subrahmanyam served as Global Vice President, Engineering of Ingram Micro Inc. from January 2013 to January 2017, Executive Vice President and Chief Operations Officer, Brightpoint Americas of Brightpoint, Inc. (which was acquired by Ingram Micro Inc.) from February 2012 to January 2013, Principal of Orchard Group from January 2011 to February 2012, Senior Vice President and Chief Procurement Officer of Career Education Corporation from December 2008 to January 2011, and held various positions of increased responsibility at United Airlines, Inc. from 1999 to 2008, including Vice President, Continuous Improvement from 2006 to 2008.
Delinquent Section 16(a) Reports
The information required by this item is incorporated by reference herein from our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
Code of Business Conduct and Ethics
We have adopted the Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. In addition, we have adopted the Code of Ethics for Principal Executive and Senior Financial Officers that applies to the Company's principal executive officer, principal financial and accounting officer and such other persons who are designated by our board of directors. Both codes are available on our website at corporate.openlane.com and available in print to any stockholder who requests it. Information on, or accessible through, our website is not part of this Form 10-K. We expect that any amendments to these codes, or any waivers of their requirements, will be disclosed on our website.
Item 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference herein from our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K will be included in our Definitive Proxy Statement for our 2024 Annual Meeting and such information will be incorporated by reference herein.
Equity Compensation Plan Information
The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(3)
Equity compensation plans approved by security holder(s)	8,167,992	$15.82	3,718,228
Equity compensation plans not approved by security holders	—	—	—
Total	8,167,992	$15.82	3,718,228

(1)Includes service options, market options, performance-based restricted stock units ("PRSUs") and restricted stock units ("RSUs") issued under the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan (including dividend equivalents). PRSUs have been included at target.
(2)Option awards issued by the Company have exercise prices ranging from $11.02 to $18.23. The weighted-average price in the table above only reflects the weighted-average exercise price of outstanding options. The weighted-average exercise price does not include the PRSUs or RSUs.
(3)The number of securities available for future issuance includes (a) 2,784,555 shares of common stock that may be issued under the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan; and (b) 933,673 shares of common stock that may be issued under the KAR Auction Services, Inc. Employee Stock Purchase Plan.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference herein from our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
Item 14.    Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference herein from our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

PART IV
Item 15.    Exhibit and Financial Statement Schedules
a)The following documents have been filed as part of this report or, where noted, incorporated by reference:
1)Financial Statements—the consolidated financial statements of OPENLANE, Inc. and its consolidated subsidiaries are filed as part of this report under Item 8.
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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	+	Separation and Distribution Agreement, dated as of June 27, 2019, by and between OPENLANE, Inc. and IAA, Inc.	8-K	001-34568	2.1	6/28/2019

2.2		Agreement and Plan of Merger dated as of September 4, 2020 by and among ADESA, Inc., Showroom Merger Sub, Inc., OPENLANE, Inc., BacklotCars, Inc. and Shareholder Representative Services LLC, as the securityholders representative	8-K	001-34568	2.1	9/8/2020

2.3		Securities Purchase Agreement, by and among ADESA, Inc., Carwave Holdings LLC, KKR Chevy Aggregator L.P., John Lauer, William Lauer, Joseph Lauer, Lauer Holdings Inc., KKR Chevy Blocker, LLC, KKR-Milton Strategic Partners L.P., KKR DAF Private Assets Fund Designated Activity Company, KKR NGT II (Chevy) Blocker L.P. and KKR NGT II (Chevy) Blocker Parent L.P.	8-K	001-34568	2.1	8/23/2021

2.4		Securities and Asset Purchase Agreement, dated as of February 24, 2022, by and among OPENLANE, Inc., Carvana Group, LLC and Carvana Co. solely for purposes of Section 10.15 thereof as guarantor	8-K	001-34568	2.1	2/24/2022

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1a		Amended and Restated Certificate of Incorporation of OPENLANE, Inc.	10-Q	001-34568	3.1	8/3/2016

3.1b		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OPENLANE, Inc.	8-K	001-34568	3.1	5/12/2023

3.2		Second Amended and Restated By-Laws of OPENLANE, Inc.	8-K	001-34568	3.1	11/4/2014

3.3		Certificate of Designations Designating the Series A Convertible Preferred Stock	8-K	001-34568	3.1	6/10/2020

4.1		Indenture, dated as of May 31, 2017, among OPENLANE, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

4.2		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

4.3		Description of the Company's securities	10-K	001-34568	4.3	2/19/2020

10.1a		Credit Agreement, dated as of June 23, 2023, among OPENLANE, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-34568	10.1	6/26/2023

10.1b		First Amendment Agreement, dated as of January 19, 2024, by and among OPENLANE, Inc., ADESA Auctions Canada Corporation, certain other subsidiaries of OPENLANE, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-34568	10.1	1/22/2024

10.2a	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and Peter J. Kelly	10-Q	001-34568	10.9	5/7/2020

10.2b	*	Amendment No. 1 to Employment Agreement, dated March 1, 2021, between OPENLANE, Inc. and Peter J. Kelly	8-K	001-34568	10.2	3/2/2021

10.3	*	Employment Agreement, dated April 17, 2023, between OPENLANE, Inc. and Brad S. Lakhia	8-K	001-34568	10.1	4/17/2023

10.4	*	Employment Agreement, dated October 26, 2021, between OPENLANE, Inc. and James Coyle	10-K	001-34568	10.6	2/23/2022

10.5a	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and Sriram Subrahmanyam	10-K	001-34568	10.7a	3/9/2023

10.5b	*	Amendment No. 1 to Employment Agreement, dated May 9, 2022, between OPENLANE, Inc. and Sriram Subrahmanyam	10-K	001-34568	10.7b	3/9/2023

10.6	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and James E. Money					X

10.7	*	Employment Agreement, dated September 4, 2020, between OPENLANE, Inc. and Justin Davis	10-Q	001-34568	10.7	5/4/2022

10.8	*	Employment Agreement, dated March 1, 2021, between OPENLANE, Inc. and Scott Anderson					X

10.9	*	OPENLANE, Inc. Annual Incentive Program Summary of Terms 2023	10-K	001-34568	10.10	3/9/2023

10.10	*	OPENLANE, Inc. Annual Incentive Program Summary of Terms 2024					X

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.11b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.11c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.11d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.11e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.11f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.12	+	Tenth Amended and Restated Receivables Purchase Agreement, dated September 28, 2022, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Fifth Third Bank, National Association, Chariot Funding LLC, PNC Bank, National Association, Thunder Bay Funding, LLC, Truist Bank, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Bank of Montreal	10-Q	001-34568	10.11	11/2/2022

10.13	+	Receivables Purchase Agreement, dated March 1, 2023, between Automotive Finance Canada Inc., OPENLANE, Inc., Computershare Trust Company of Canada, the Agents Parties to the Loan Agreement and BMO Nesbitt Burns Inc.	10-Q	001-34568	10.14	5/3/2023

10.14		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.15a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.15b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.15c	*	KAR Auction Services, Inc. Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 4, 2021	DEF 14A	001-34568	Annex I	4/23/2021

10.16	*	KAR Auction Services, Inc. Amended and Restated Employee Stock Purchase Plan	10-Q	001-34568	10.27	8/5/2020

10.17a	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.17b	*	Amendment No. 1 to the KAR Auction Services, Inc. Directors Deferred Compensation Plan, dated as of June 28, 2019	10-Q	001-34568	10.28b	11/6/2019

10.18	*	Director Restricted Share Agreement	10-Q	001-34568	10.29	8/7/2019

10.19	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.20	*	Form of 2019 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/21/2019

10.21	*	Form of 2020 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/19/2020

10.22	*	Form of 2022 Restricted Stock Unit Award Agreement	10-K	001-34568	10.22	3/9/2023

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.23	*	Form of Non-Qualified Stock Option Award Agreement	10-K	001-34568	10.30	2/18/2021

10.24	*	Form of 2019 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/24/2017

10.25	*	Form of 2020, 2021 and 2022 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/19/2020

10.26	*	Form of 2022 Amended and Restated Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA)	10-Q	001-34568	10.25	11/2/2022

10.27	*	Form of 2023 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)	10-K	001-34568	10.27	3/9/2023

10.28		Form of 2024 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)					X

10.29		Transition Services Agreement, dated as of June 27, 2019, by and between OPENLANE, Inc. and IAA, Inc.	8-K	001-34568	10.1	6/28/2019

10.30		Tax Matters Agreement, dated as of June 27, 2019, by and between OPENLANE, Inc. and IAA, Inc.	8-K	001-34568	10.2	6/28/2019

10.31		Employee Matters Agreement, dated as of June 27, 2019, by and between OPENLANE, Inc. and IAA, Inc.	8-K	001-34568	10.3	6/28/2019

10.32		Investment Agreement, dated as of May 26, 2020, by and between OPENLANE, Inc. and Ignition Parent LP	8-K	001-34568	10.1	5/27/2020

10.33a		Investment Agreement, dated as of May 26, 2020, by and between OPENLANE, Inc. and Periphas Capital GP, LLC	8-K	001-34568	10.2	5/27/2020

10.33b		Assignment and Assumption Agreement, dated as of June 9, 2020, by and between Periphas Capital GP, LLC and Periphas Kanga Holdings, L.P.	10-K	001-34568	10.37b	2/18/2021

10.34		Registration Rights Agreement, dated as of June 10, 2020, by and among OPENLANE, Inc. and Ignition Parent LP	8-K	001-34568	10.1	6/10/2020

10.35		Registration Rights Agreement, dated as of June 29, 2020, by and between OPENLANE, Inc. and Periphas Kanga Holdings, LP	8-K	001-34568	10.1	6/29/2020

21.1		Subsidiaries of OPENLANE, Inc.					X

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	OPENLANE, Inc. Clawback Policy					X

101	The following materials from OPENLANE, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the year ended December 31, 2023, 2022 and 2021; (ii) the Consolidated Statements of Comprehensive Income for the year ended December 31, 2023, 2022 and 2021; (iii) the Consolidated Balance Sheets as of December 31, 2023 and 2022; (iv) the Consolidated Statements of Stockholders' Equity for the year ended December 31, 2023, 2022 and 2021; (v) the Consolidated Statements of Cash Flows for the year ended December 31, 2023, 2022 and 2021; and (vi) the Notes to Consolidated Financial Statements.					X

104	Cover page Interactive Data File, formatted in iXBRL (contained in Exhibit 101).					X
*
_______________________________________________________________________________

+	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

^	Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPENLANE, Inc.

By:	/s/ PETER J. KELLY
Peter J. Kelly Chief Executive Officer
February 21, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER J. KELLY	Chief Executive Officer and Director	February 21, 2024
Peter J. Kelly	(Principal Executive Officer)

/s/ BRAD S. LAKHIA	Chief Financial Officer	February 21, 2024
Brad S. Lakhia	(Principal Financial Officer)

/s/ SCOTT A. ANDERSON	Chief Accounting Officer	February 21, 2024
Scott A. Anderson	(Principal Accounting Officer)

/s/ CARMEL GALVIN	Director	February 21, 2024
Carmel Galvin

/s/ JAMES P. HALLETT	Director	February 21, 2024
James P. Hallett

/s/ MARK E. HILL	Director	February 21, 2024
Mark E. Hill

/s/ J. MARK HOWELL	Director	February 21, 2024
J. Mark Howell

/s/ STEFAN JACOBY	Director	February 21, 2024
Stefan Jacoby

/s/ MICHAEL T. KESTNER	Chairman of the Board	February 21, 2024
Michael T. Kestner

/s/ ROY MACKENZIE	Director	February 21, 2024
Roy Mackenzie

/s/ SANJEEV MEHRA	Director	February 21, 2024
Sanjeev Mehra

/s/ MARY ELLEN SMITH	Director	February 21, 2024
Mary Ellen Smith