Form 10-Q
period 2024-06-30
OPENLANE, Inc.
filed 2024-08-08
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of July 31, 2024, 108,619,346 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

OPENLANE, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
OPENLANE, Inc.
Consolidated Statements of Income (Loss)
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues
Auction fees	$108.7	$103.3	$218.6	$203.2
Service revenue	147.1	155.7	297.3	321.3
Purchased vehicle sales	80.2	60.4	138.4	115.9
Finance-related revenue	95.8	97.5	193.8	197.1
Total operating revenues	431.8	416.9	848.1	837.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	245.9	222.6	459.8	446.8
Selling, general and administrative	106.0	111.2	214.7	219.2
Depreciation and amortization	24.1	26.8	48.4	49.8
Goodwill and other intangibles impairment	—	250.8	—	250.8
Total operating expenses	376.0	611.4	722.9	966.6
Operating profit (loss)	55.8	(194.5)	125.2	(129.1)
Interest expense	37.4	38.8	77.1	77.1
Other (income) expense, net	0.2	(21.3)	0.7	(14.2)
Loss on extinguishment of debt	—	1.1	—	1.1
Income (loss) from continuing operations before income taxes	18.2	(213.1)	47.4	(193.1)
Income taxes	7.5	(19.3)	18.2	(12.0)
Income (loss) from continuing operations	10.7	(193.8)	29.2	(181.1)
Income from discontinued operations, net of income taxes	—	—	—	—
Net income (loss)	$10.7	$(193.8)	$29.2	$(181.1)
Net income (loss) per share - basic
Income (loss) from continuing operations	$—	$(1.87)	$0.05	$(1.86)
Income from discontinued operations	—	—	—	—
Net income (loss) per share - basic	$—	$(1.87)	$0.05	$(1.86)
Net income (loss) per share - diluted
Income (loss) from continuing operations	$—	$(1.87)	$0.05	$(1.86)
Income from discontinued operations	—	—	—	—
Net income (loss) per share - diluted	$—	$(1.87)	$0.05	$(1.86)

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$10.7	$(193.8)	$29.2	$(181.1)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(3.8)	9.0	(13.3)	11.4
Comprehensive income (loss)	$6.9	$(184.8)	$15.9	$(169.7)

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$60.9	$93.5
Restricted cash	67.7	65.4
Trade receivables, net of allowances of $10.1 and $9.9	292.1	291.8
Finance receivables, net of allowances of $19.0 and $23.0	2,220.1	2,282.0
Other current assets	133.3	109.2
Total current assets	2,774.1	2,841.9
Other assets
Goodwill	1,264.0	1,271.2
Customer relationships, net of accumulated amortization of $443.9 and $438.5	126.8	136.1
Other intangible assets, net of accumulated amortization of $500.2 and $475.4	171.3	181.5
Operating lease right-of-use assets	71.5	75.9
Property and equipment, net of accumulated depreciation of $175.1 and $187.2	160.2	169.8
Other assets	49.9	49.9
Total other assets	1,843.7	1,884.4
Total assets	$4,617.8	$4,726.3

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	June 30, 2024	December 31, 2023
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities
Accounts payable	$600.3	$556.6
Accrued employee benefits and compensation expenses	32.9	40.5
Accrued interest	9.3	10.1
Other accrued expenses	84.8	75.3
Income taxes payable	3.2	9.8
Obligations collateralized by finance receivables	1,573.6	1,631.9
Current maturities of long-term debt	272.0	154.6
Total current liabilities	2,576.1	2,478.8
Non-current liabilities
Long-term debt	—	202.4
Deferred income tax liabilities	20.2	20.9
Operating lease liabilities	65.5	70.4
Other liabilities	15.3	14.3
Total non-current liabilities	101.0	308.0
Commitments and contingencies (Note 9)
Temporary equity
Series A convertible preferred stock	612.5	612.5
Stockholders' equity
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
June 30, 2024: 108,618,970
December 31, 2023: 108,040,704	1.1	1.1
Additional paid-in capital	745.8	738.2
Retained earnings	631.3	624.4
Accumulated other comprehensive loss	(50.0)	(36.7)
Total stockholders' equity	1,328.2	1,327.0
Total liabilities, temporary equity and stockholders' equity	$4,617.8	$4,726.3

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2024	108.3	$1.1	$743.5	$631.8	$(46.2)	$1,330.2
Net income				10.7		10.7
Other comprehensive loss					(3.8)	(3.8)
Issuance of common stock under stock plans	0.4		0.4			0.4
Surrender of RSUs for taxes	(0.1)		(1.7)			(1.7)
Stock-based compensation expense			3.5			3.5
Dividends earned under stock plans			0.1	(0.1)		—
Dividends on preferred stock				(11.1)		(11.1)
Balance at June 30, 2024	108.6	$1.1	$745.8	$631.3	$(50.0)	$1,328.2

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	108.0	$1.1	$738.2	$624.4	$(36.7)	$1,327.0
Net income				29.2		29.2
Other comprehensive loss					(13.3)	(13.3)
Issuance of common stock under stock plans	0.8		0.8			0.8
Surrender of RSUs for taxes	(0.2)		(3.4)			(3.4)
Stock-based compensation expense			10.1			10.1
Dividends earned under stock plans			0.1	(0.1)		—
Dividends on preferred stock				(22.2)		(22.2)
Balance at June 30, 2024	108.6	$1.1	$745.8	$631.3	$(50.0)	$1,328.2

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

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income (loss)	$29.2	$(181.1)
Net income from discontinued operations	—	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48.4	49.8
Provision for credit losses	29.1	28.4
Deferred income taxes	0.4	(29.1)
Amortization of debt issuance costs	4.7	4.4
Stock-based compensation	10.1	8.9
Contingent consideration adjustment	—	1.3
Net change in unrealized (gain) loss on investment securities	—	(0.1)
Investment and note receivable impairment	—	11.0
Goodwill and other intangibles impairment	—	250.8
Loss on extinguishment of debt	—	1.1
Other non-cash, net	0.1	0.8
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(23.7)	(76.2)
Accounts payable and accrued expenses	39.4	75.2
Payments of contingent consideration in excess of acquisition-date fair value	—	(2.6)
Net cash provided by operating activities - continuing operations	137.7	142.6
Net cash used by operating activities - discontinued operations	(0.1)	(0.1)
Investing activities
Net decrease (increase) in finance receivables held for investment	33.1	(24.4)
Purchases of property, equipment and computer software	(25.9)	(26.9)
Investments in securities	(1.6)	(0.6)
Proceeds from the sale of property and equipment	0.3	0.3
Net cash provided by (used by) investing activities - continuing operations	5.9	(51.6)
Net cash provided by investing activities - discontinued operations	—	7.0
Financing activities
Net decrease in book overdrafts	(1.6)	(2.2)
Net (repayments of) borrowings from lines of credit	(81.2)	39.2
Net (decrease) increase in obligations collateralized by finance receivables	(56.1)	33.1
Payments for debt issuance costs/amendments	(2.2)	(5.3)
Payment for early extinguishment of debt	—	(140.1)
Payments on finance leases	(0.6)	(1.1)
Payments of contingent consideration and deferred acquisition costs	—	(12.4)
Issuance of common stock under stock plans	0.8	1.6
Tax withholding payments for vested RSUs	(3.4)	(2.5)
Dividends paid on Series A Preferred Stock	(22.2)	(22.2)
Net cash used by financing activities - continuing operations	(166.5)	(111.9)
Net cash provided by financing activities - discontinued operations	—	—
Net change in cash balances of discontinued operations	—	—
Effect of exchange rate changes on cash	(7.3)	8.8
Net decrease in cash, cash equivalents and restricted cash	(30.3)	(5.2)
Cash, cash equivalents and restricted cash at beginning of period	158.9	277.7
Cash, cash equivalents and restricted cash at end of period	$128.6	$272.5
See accompanying condensed notes to consolidated financial statements

Supplemental Disclosure of Cash Flow Information
(In millions)	Six Months Ended June 30,
	2024	2023
Cash paid for interest	$74.6	$72.8
Cash paid for taxes, net of refunds - continuing operations	$29.4	$21.4
Cash paid for taxes, net of refunds - discontinued operations	$—	$—

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2024 (Unaudited)

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
•"Senior notes" refers to the 5.125% senior notes due 2025 ($210 million aggregate principal was outstanding at June 30, 2024); and
•"Series A Preferred Stock" refers to the Series A Convertible Preferred Stock, par value $0.01 per share (634,305 shares of Series A Preferred Stock were outstanding at June 30, 2024 and December 31, 2023).
Business and Nature of Operations
OPENLANE is a leading digital marketplace for used vehicles, connecting sellers and buyers across North America and Europe to facilitate fast, easy and transparent transactions. Our portfolio of integrated technology, data analytics, financing, logistics, reconditioning and other remarketing solutions, combined with our vehicle logistics centers in Canada, help advance our purpose: to make wholesale easy so our customers can be more successful. As of June 30, 2024, the Marketplace segment serves a domestic and international customer base through digital marketplaces and 15 vehicle logistics center locations across Canada.
For commercial sellers, our software platform supports private label digital remarketing sites and provides comprehensive solutions to our automobile manufacturer, captive finance company and other commercial customers. For dealer customers, our

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2024 (Unaudited)
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
AFC is a leading provider of floorplan financing primarily to independent used vehicle dealers ("independent dealer customers") and this financing is provided through approximately 90 locations (hybrid of physical locations and a digital servicing network) throughout the United States and Canada as of June 30, 2024. Floorplan financing supports independent dealer customers in North America who purchase vehicles at OPENLANE and other used vehicle and salvage auctions. In addition, AFC provides financing for dealer inventory purchased directly from wholesalers, other dealers and directly from consumers, as well as providing liquidity for customer trade-ins which can encompass settling lien holder payoffs. AFC also provides title services for their customers.
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
June 30, 2024 (Unaudited)
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
Note 2—Sale of ADESA U.S. Physical Auction Business and Discontinued Operations
In February 2022, the Company announced that it had entered into a definitive agreement with Carvana, pursuant to which Carvana would acquire the ADESA U.S. physical auction business from the Company. The Transaction was completed in May 2022 and included all auction sales, operations and staff at ADESA’s U.S. vehicle logistics centers and use of the ADESA.com marketplace in the U.S. In connection with the Transaction, the Company and Carvana entered into various agreements to provide a framework for their relationship after the Transaction, including a transition services agreement for a transitional period and a commercial agreement for a term of 7 years that provides for platform and other fees for services rendered. For the six months ended June 30, 2024 and 2023, the Company received a net cash inflow from the commercial agreement and transition services agreement of approximately $58.0 million and $57.0 million, respectively, which includes the transportation services noted below.
The Company provided transportation services of $0.1 million and $0.4 million to the ADESA U.S. physical auctions for the three and six months ended June 30, 2024, respectively, and $21.0 million and $42.9 million for the three and six months ended
June 30, 2023, respectively.
The financial results of the ADESA U.S. physical auction business have been accounted for as discontinued operations for all periods presented. The business was formerly included in the Company’s Marketplace reportable segment. There were no results of operations for the ADESA U.S. physical auction business reclassified to discontinued operations for the three and six months ended June 30, 2024 and 2023.
Note 3—Stock and Stock-Based Compensation Plans
The KAR Auction Services, Inc. Amended and Restated 2009 Omnibus Stock and Incentive Plan was further amended and restated in June 2024, and is now known as the OPENLANE, Inc. Second Amended and Restated 2009 Omnibus Stock and Incentive Plan ("Omnibus Plan"). As part of the June 2024 amendment, the Omnibus Plan now provides that the maximum number of shares of the Company's common stock that may be issued pursuant to awards under the Omnibus Plan is approximately 6.5 million. The Omnibus Plan is intended to provide equity and/or cash-based awards to our executive officers and key employees. Our stock-based compensation expense includes expense associated with service-based options ("service options"), market-based options ("market options"), performance-based restricted stock units ("PRSUs") and service-based restricted stock units ("RSUs"). We have determined that the service options, market options, PRSUs and RSUs should be classified as equity awards.
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
PRSUs	$1.4	$2.0	$5.2	$1.9
RSUs	2.2	2.4	5.1	5.2
Service options	0.2	0.1	0.3	0.3
Market options	(0.3)	0.8	(0.5)	1.5
Total stock-based compensation expense	$3.5	$5.3	$10.1	$8.9

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2024 (Unaudited)
PRSUs
In the first six months of 2024, we granted a target amount of approximately 0.6 million PRSUs to certain executive officers of the Company. Three quarters of the PRSUs vest if and to the extent that the Company's cumulative Adjusted EBITDA ("Adjusted EBITDA PRSUs") attains certain specified goals over three years. The other one quarter of the PRSUs vest if and to the extent that the Company's total shareholder return over three years relative to that of companies within the S&P SmallCap 600 ("TSR PRSUs") exceeds certain levels. The weighted average grant date fair value of the Adjusted EBITDA PRSUs was $14.73 per share, which was determined using the closing price of the Company's common stock on the dates of grant. The weighted average grant date fair value of the TSR PRSUs was $21.28 per share and was developed with a Monte Carlo simulation using a multivariate Geometric Brownian Motion.
RSUs
In the first six months of 2024, approximately 0.6 million RSUs were granted to certain management members of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The fair value of RSUs is the value of the Company's common stock at the date of grant and the weighted average grant date fair value of the RSUs was $14.71 per share.
Share Repurchase Program
In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company's outstanding common stock, par value $0.01 per share. Since October 2019, the share repurchase program has been amended from time-to-time through subsequent approvals by the board of directors. These amendments have served to increase the size of the share repurchase program and extend its maturity date through December 31, 2024. At June 30, 2024, approximately $125.0 million of the Company's outstanding common stock remained available for repurchase under the 2019 share repurchase program. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. This program does not oblige the Company to repurchase any dollar amount or any number of shares under the authorization, and the program may be suspended, discontinued or modified at any time, for any reason and without notice. No shares of common stock were repurchased during the three and six months ended June 30, 2024 and 2023.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2024 (Unaudited)
Note 4—Income (Loss) from Continuing Operations Per Share
The following table sets forth the computation of income (loss) from continuing operations per share (in millions except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income (loss) from continuing operations	$10.7	$(193.8)	29.2	$(181.1)
Series A Preferred Stock dividends	(11.1)	(11.1)	(22.2)	(22.2)
Income from continuing operations attributable to participating securities	—	—	(1.7)	—
Income (loss) from continuing operations attributable to common stockholders	$(0.4)	$(204.9)	$5.3	$(203.3)
Weighted average common shares outstanding	108.6	109.6	108.5	109.4
Effect of dilutive stock options and restricted stock awards	—	—	0.9	—
Weighted average common shares outstanding and potential common shares	108.6	109.6	109.4	109.4
Income (loss) from continuing operations per share
Basic	$—	$(1.87)	$0.05	$(1.86)
Diluted	$—	$(1.87)	$0.05	$(1.86)
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
The effect of stock options and restricted stock on income from continuing operations per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on income from continuing operations per diluted share, unexercisable market options and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. Approximately 0.4 million service options were excluded from the calculation of diluted income from continuing operations per share for the six months ended June 30, 2024, and all of the market options were excluded from the calculation for the six months ended June 30, 2024. In addition, approximately 1.3 million PRSUs were excluded from the calculation of diluted income from continuing operations per share for the six months ended June 30, 2024. In accordance with U.S. GAAP, no potential common shares were included in the computation of diluted income from continuing operations per share for the three months ended June 30, 2024 and for the three and six months ended June 30, 2023, because to do so would have been anti-dilutive based on the period undistributed loss from continuing operations. Total options outstanding at June 30, 2024 and 2023 were 4.3 million and 5.0 million, respectively.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2024 (Unaudited)
Note 5—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2026. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at June 30, 2024.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables, which expires on January 31, 2026. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$300 million on June 30, 2024. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit loss charge-offs less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	June 30, 2024		Net Credit Losses Three Months Ended June 30, 2024	Net Credit Losses Six Months Ended June 30, 2024
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,235.4	$18.4	$14.0	$29.5
Other loans	3.7	3.5	—	—
Total receivables managed	$2,239.1	$21.9	$14.0	$29.5

	December 31, 2023		Net Credit Losses Three Months Ended June 30, 2023	Net Credit Losses Six Months Ended June 30, 2023
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,301.4	$23.7	$12.2	$24.7
Other loans	3.6	—	—	—
Total receivables managed	$2,305.0	$23.7	$12.2	$24.7
The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	June 30, 2024	June 30, 2023
Allowance for Credit Losses
Balance at December 31	$23.0	$21.5
Provision for credit losses	25.6	24.2
Recoveries	3.4	4.2
Less charge-offs	(32.9)	(28.9)
Other	(0.1)	—
Balance at end of period	$19.0	$21.0

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2024 (Unaudited)
As of June 30, 2024 and December 31, 2023, $2,230.7 million and $2,296.4 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. Obligations collateralized by finance receivables consisted of the following:

	June 30, 2024	December 31, 2023
Obligations collateralized by finance receivables, gross	$1,583.9	$1,645.4
Unamortized securitization issuance costs	(10.3)	(13.5)
Obligations collateralized by finance receivables	$1,573.6	$1,631.9
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Previous Credit Agreement. At June 30, 2024, we were in compliance with the covenants in the securitization agreements.
Note 6—Goodwill and Other Intangible Assets
Goodwill consisted of the following (in millions):

	Marketplace	Finance	Total
Balance at December 31, 2023 (1)(2)	$1,030.3	$240.9	$1,271.2
Foreign currency	(7.2)	—	(7.2)
Balance at June 30, 2024 (1)(2)	$1,023.1	$240.9	$1,264.0
(1) Marketplace amounts are net of accumulated goodwill impairment charges of $250.8 million at June 30, 2024 and December 31, 2023.
(2) Finance amounts are net of accumulated goodwill impairment charges of $161.5 million at June 30, 2024 and December 31, 2023.
Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. The Company tests goodwill and indefinite-lived tradenames for impairment at the reporting unit level annually during the second quarter, or more frequently if events or changes in circumstances indicate that impairment may exist. When performing the impairment assessment, the fair value of the Company's reporting units are estimated using the expected present value of future cash flows (Level 3 inputs). No impairment was identified in the second quarter of 2024.
In the second quarter of 2023 the Company recorded non-cash goodwill impairment charges totaling $218.9 million related to our U.S. Dealer-to-Dealer reporting unit and $6.4 million related to our Europe reporting unit (both within the Marketplace segment). The goodwill impairment related to our U.S. Dealer-to-Dealer reporting unit was primarily driven by lower near-term and long-term revenue growth associated with a slower overall recovery in vehicle volumes. The goodwill impairment related to our Europe reporting unit was driven by combining two previously separate reporting units (ADESA U.K. and ADESA Europe) into a single reporting unit. Including ADESA U.K. in the reporting unit resulted in a reduction in the overall fair value of the combined reporting unit, resulting in an impairment charge. The impairment charges were reported as a component of "Goodwill and other intangibles impairment" in the consolidated statements of income (loss).
In addition, the second quarter 2023 announcement of the rebrand to an OPENLANE branded marketplace from the ADESA branded marketplaces resulted in a non-cash impairment charge totaling $25.5 million (within the Marketplace segment). The impairment charge was reported as a component of "Goodwill and other intangibles impairment" in the consolidated statements of income (loss). The fair value of the ADESA tradename was estimated using the royalty savings method (Level 3 inputs).

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2024 (Unaudited)
The deferred tax benefits of $52.5 million and $6.5 million associated with the goodwill and tradename impairments in the second quarter of 2023, respectively, resulted in the U.S. being in a net deferred tax asset position. Due to the three-year cumulative loss related to U.S. operations, we recorded a $41.1 million and $36.4 million valuation allowance against the U.S. net deferred tax asset at June 30, 2024 and December 31, 2023, respectively.
Note 7—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate*		Maturity	June 30, 2024	December 31, 2023
Revolving Credit Facility	Adjusted Term SOFR	+ 2.25%	June 23, 2028	$28.0	$137.0
Canadian Revolving Credit Facility	Adjusted Term CORRA	+ 2.50%	June 23, 2028	29.2	—
Senior notes		5.125%	June 1, 2025	210.0	210.0
European lines of credit	Euribor	+ 1.25%	Repayable upon demand	14.3	17.6
Total debt				$281.5	$364.6
*The interest rates presented in the table above represent the rates in place at June 30, 2024.
Credit Facilities
On June 23, 2023, we entered into the Credit Agreement, which replaced the Previous Credit Agreement, and provides for, among other things, the $325 million Revolving Credit Facility. As a result of replacing the Previous Credit Agreement, we incurred a non-cash loss on the extinguishment of debt of $0.4 million in the second quarter of 2023. The loss was the result of the write-off of unamortized debt issuance costs associated with lenders that are not participating in the Revolving Credit Facility. On January 19, 2024, the Company and ADESA Auctions Canada Corporation, a subsidiary of the Company (the "Canadian Borrower") entered into the First Amendment Agreement (the "First Amendment") to the Credit Agreement. The First Amendment provides for, among other things, (i) a C$175 million revolving credit facility in Canadian dollars (the "Canadian Revolving Credit Facility" and, together with the Revolving Credit Facility, "the Revolving Credit Facilities") and (ii) a C$50 million sub-limit (the "Canadian Sub-limit") under the Company's existing Revolving Credit Facility for borrowings in Canadian dollars. The proceeds from the Canadian Revolving Credit Facility may be used to finance a portion of the Manheim Canada acquisition, to pay for expenses related to the First Amendment and for ongoing working capital and general corporate purposes.
The Revolving Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Revolving Credit Facility also includes a $65 million sub-limit for the issuance of letters of credit and a $60 million sub-limit for swingline loans.
The obligations of the Company under the Revolving Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) first priority security interests in substantially all other assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum Consolidated Senior Secured Net Leverage Ratio, not to exceed 3.5 as of the last day of each fiscal quarter on which any loans under the Revolving Credit Facilities are outstanding. We were in compliance with the applicable covenants in the Credit Agreement at June 30, 2024.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2024 (Unaudited)
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
Debt issuance costs are presented as a direct reduction from the amount of the related debt liability to arrive at the carrying amount. Unamortized debt issuance costs were $9.5 million and $7.6 million at June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024 and December 31, 2023, $57.2 million and $137.0 million was drawn on the Revolving Credit Facilities, respectively. In addition, we had related outstanding letters of credit in the aggregate amount of $49.2 million and $54.7 million at June 30, 2024 and December 31, 2023, respectively, which reduce the amount available for borrowings under the Revolving Credit Facilities. The Revolving Credit Facilities are classified as current debt based on the Company’s past practice of using the Revolving Credit Facilities for short term borrowings. However, the terms of the Revolving Credit Facilities do not require repayment until maturity at June 23, 2028.
Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. The Company pays interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year. The senior notes may be redeemed at par. The senior notes are guaranteed by the Subsidiary Guarantors. In June 2023, in connection with a previously announced offer to purchase, we prepaid $140 million of the senior notes at par with proceeds from the Transaction. We incurred a loss on the extinguishment of the senior notes of $0.7 million in the second quarter of 2023 primarily representative of the write-off of unamortized debt issuance costs associated with the portion of the senior notes repaid, as well as purchase offer expenses. At June 30, 2024, the remaining $210.0 million of senior notes are classified as current debt; at December 31, 2023 the senior notes were classified as long-term debt.
European Lines of Credit
ADESA Europe has lines of credit aggregating $32.1 million (€30 million). The lines of credit had an aggregate $14.3 million and $17.6 million of borrowings outstanding at June 30, 2024 and December 31, 2023, respectively. The lines of credit are secured by certain inventory and receivables at ADESA Europe subsidiaries.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2024 (Unaudited)
Fair Value of Debt
As of June 30, 2024 and December 31, 2023, the estimated fair value of our long-term debt amounted to $277.8 million and $360.4 million, respectively. The estimates of fair value were based on broker-dealer quotes (Level 2 inputs) for our debt as of June 30, 2024 and December 31, 2023. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Note 8—Other (Income) Expense, Net
Other (income) expense, net consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Change in realized and unrealized gains on investment securities, net	$—	$(0.2)	$—	$(0.1)
Foreign currency losses	0.5	0.3	2.5	0.4
Investment and note receivable impairment	—	—	—	11.0
Early termination of contractual arrangement	—	(20.0)	—	(20.0)
Contingent consideration valuation	—	1.3	—	1.3
Other	(0.3)	(2.7)	(1.8)	(6.8)
Other (income) expense, net	$0.2	$(21.3)	$0.7	$(14.2)
Fair Value Measurement of Investments
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. The realized and unrealized gains and losses on these investment securities are shown in the table above.
ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As of June 30, 2024, the Company had no investment securities measured at fair value (based on quoted market prices for identical assets or Level 1 of the fair value hierarchy). Other investments held of $27.6 million do not have readily determinable fair values and the Company has elected to apply the measurement alternative to these investments and present them at cost. Investments are reported in "Other assets" in the accompanying consolidated balance sheets. Realized and unrealized gains and losses are reported in "Other (income) expense, net" in the consolidated statements of income.
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
June 30, 2024 (Unaudited)
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
Note 10—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Foreign currency translation loss	$(50.0)	$(36.7)
Accumulated other comprehensive loss	$(50.0)	$(36.7)

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2024 (Unaudited)
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
Financial information regarding our reportable segments is set forth below as of and for the three months ended June 30, 2024 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$336.0	$95.8	$431.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	229.1	16.8	245.9
Selling, general and administrative	94.0	12.0	106.0
Depreciation and amortization	21.1	3.0	24.1
Total operating expenses	344.2	31.8	376.0
Operating profit (loss)	(8.2)	64.0	55.8
Interest expense	5.5	31.9	37.4
Other (income) expense, net	0.2	—	0.2
Intercompany expense (income)	3.4	(3.4)	—
Income (loss) from continuing operations before income taxes	(17.3)	35.5	18.2
Income taxes	(1.2)	8.7	7.5
Income (loss) from continuing operations	$(16.1)	$26.8	$10.7
Total assets	$2,039.6	$2,578.2	$4,617.8

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2024 (Unaudited)
Financial information regarding our reportable segments is set forth below as of and for the three months ended June 30, 2023 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$319.4	$97.5	$416.9
Operating expenses
Cost of services (exclusive of depreciation and amortization)	206.1	16.5	222.6
Selling, general and administrative	98.5	12.7	111.2
Depreciation and amortization	24.5	2.3	26.8
Goodwill and other intangibles impairment	250.8	—	250.8
Total operating expenses	579.9	31.5	611.4
Operating profit (loss)	(260.5)	66.0	(194.5)
Interest expense	6.7	32.1	38.8
Other (income) expense, net	(21.0)	(0.3)	(21.3)
Loss on extinguishment of debt	1.1	—	1.1
Intercompany expense (income)	8.1	(8.1)	—
Income (loss) from continuing operations before income taxes	(255.4)	42.3	(213.1)
Income taxes	(36.0)	16.7	(19.3)
Income (loss) from continuing operations	$(219.4)	$25.6	$(193.8)
Total assets	$2,105.0	$2,792.4	$4,897.4
Financial information regarding our reportable segments is set forth below for the six months ended June 30, 2024 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$654.3	$193.8	$848.1
Operating expenses
Cost of services (exclusive of depreciation and amortization)	426.2	33.6	459.8
Selling, general and administrative	188.8	25.9	214.7
Depreciation and amortization	42.7	5.7	48.4
Total operating expenses	657.7	65.2	722.9
Operating profit (loss)	(3.4)	128.6	125.2
Interest expense	12.6	64.5	77.1
Other (income) expense, net	0.7	—	0.7
Intercompany expense (income)	13.3	(13.3)	—
Income (loss) from continuing operations before income taxes	(30.0)	77.4	47.4
Income taxes	(1.0)	19.2	18.2
Income (loss) from continuing operations	$(29.0)	$58.2	$29.2

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2024 (Unaudited)

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
Geographic Information
Our foreign operations include Canada, Continental Europe and the U.K. Approximately 52% and 53% of our foreign operating revenues were from Canada for the three and six months ended June 30, 2024, respectively, and approximately 60% and 60% of our foreign operating revenues were from Canada for the three and six months ended June 30, 2023, respectively. Most of the remaining foreign operating revenues were generated from Continental Europe. Information regarding the geographic areas of our operations is set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues
U.S.	$245.4	$250.7	$503.8	$522.8
Foreign	186.4	166.2	344.3	314.7
	$431.8	$416.9	$848.1	$837.5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "would," "could," "can," "of the opinion," "confident," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "continues," "outlook," initiatives," "goals," "opportunities" and similar expressions identify forward-looking statements. Such statements, including statements regarding adverse market conditions; our future growth; anticipated cost savings; revenue increases, credit losses and capital expenditures; contractual obligations; dividend declarations and payments; common stock repurchases; tax rates and assumptions; strategic initiatives, acquisitions and dispositions; business and industry trends and challenges; our competitive position and retention of customers; and our continued investment in information technology, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors" in this report and Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 21, 2024, and those described from time to time in our future reports filed with the Securities and Exchange Commission. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, the global economic climate and general market, political, economic, and business conditions may amplify many of these risks. The forward-looking statements in this report are made as of the date of this report and we do not undertake to update our forward-looking statements.
Automotive Industry and Economic Impacts on our Business
We are dependent on the supply of used vehicles in the wholesale market, and our financial performance depends, in part, on conditions in the automotive industry. The automotive industry has experienced unprecedented market conditions, including global automotive production challenges. In recent years, these conditions have resulted in significant fluctuations in used vehicle values and declines in vehicle volumes in the wholesale market. More recently, new vehicle supply has begun to recover, and this has resulted in wholesale supply also starting to increase.
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
Industry Trends
Wholesale Used Vehicle Industry
We believe the U.S. and Canadian wholesale used vehicle industry has a total addressable market of approximately 15 million vehicles, which can fluctuate depending on seasonality and a variety of other macro-economic and industry factors. This wholesale used vehicle industry consists of the commercial market (commercial sellers that sell to franchise and independent dealers) and the dealer-to-dealer market (franchise and independent dealers that both buy and sell vehicles). The Company supports the majority of commercial sellers in North America with our technology and we believe digital applications may provide an opportunity to expand the total addressable market for dealer-to-dealer transactions. The supply chain issues and market conditions facing the automotive industry in recent years, including the disruption of new vehicle production, low new vehicle supply and historically high used vehicle pricing have had a material impact on the wholesale used vehicle industry. More recently, new vehicle supply has begun to recover, and this has resulted in wholesale supply also starting to increase.
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

Sources of Revenues and Expenses
The vehicles sold on our marketplaces generate auction fees from buyers and sellers. The Company generally does not take title to these consigned vehicles and records only its auction fees as revenue ("Auction fees" in the consolidated statement of income (loss)) because it has no influence on the vehicle auction selling price agreed to by the seller and the buyer at the auction. The Company does not record the gross selling price of the consigned vehicles sold at auction as revenue. The Company generally enforces its rights to payment for seller transactions through net settlement provisions following the sale of a vehicle. Marketplace services such as inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, collateral recovery services and technology solutions are generally recognized at the time of service ("Service revenue" in the consolidated statement of income (loss)). The Company also sells vehicles that have been purchased, which represent approximately 2% of the total volume of vehicles sold. For these types of sales, the Company does record the gross selling price of purchased vehicles sold at auction as revenue ("Purchased vehicle sales" in the consolidated statement of income (loss)) and the gross purchase price of the vehicles as "Cost of services." AFC's revenue ("Finance-related revenue" in the consolidated statement of income (loss)) is comprised of interest and fee income, provision for credit losses and other revenues associated with our finance receivables.
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

Results of Operations
Overview of Results of OPENLANE, Inc. for the Three Months Ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(Dollars in millions except per share amounts)	2024	2023
Revenues from continuing operations
Auction fees	$108.7	$103.3
Service revenue	147.1	155.7
Purchased vehicle sales	80.2	60.4
Finance-related revenue	95.8	97.5
Total revenues from continuing operations	431.8	416.9
Cost of services*	245.9	222.6
Gross profit*	185.9	194.3
Selling, general and administrative	106.0	111.2
Depreciation and amortization	24.1	26.8
Goodwill and other intangibles impairment	—	250.8
Operating profit (loss)	55.8	(194.5)
Interest expense	37.4	38.8
Other (income) expense, net	0.2	(21.3)
Loss on extinguishment of debt	—	1.1
Income (loss) from continuing operations before income taxes	18.2	(213.1)
Income taxes	7.5	(19.3)
Income (loss) from continuing operations	10.7	(193.8)
Income from discontinued operations, net of income taxes	—	—
Net income (loss)	$10.7	$(193.8)
Income (loss) from continuing operations per share
Basic	$—	$(1.87)
Diluted	$—	$(1.87)

* Exclusive of depreciation and amortization
Overview
For the three months ended June 30, 2024, we had revenue of $431.8 million compared with revenue of $416.9 million for the three months ended June 30, 2023, an increase of 4%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $2.7 million, or 10%, to $24.1 million for the three months ended June 30, 2024, compared with $26.8 million for the three months ended June 30, 2023. The decrease in depreciation and amortization was primarily the result of assets that have become fully depreciated and amortized.
Goodwill and Other Intangibles Impairment
In the second quarter of 2023 the Company recorded non-cash goodwill impairment charges totaling $218.9 million related to our U.S. Dealer-to-Dealer reporting unit and $6.4 million related to our Europe reporting unit (both within the Marketplace segment). The goodwill impairment related to our U.S. Dealer-to-Dealer reporting unit was primarily driven by lower near-term and long-term revenue growth associated with a slower overall recovery in vehicle volumes. The goodwill impairment related to our Europe reporting unit was driven by combining two previously separate reporting units (ADESA U.K. and ADESA Europe) into a single reporting unit. Including ADESA U.K. in the reporting unit resulted in a reduction in the overall fair value of the combined reporting unit, resulting in an impairment charge. The impairment charges were reported as a component of "Goodwill and other intangibles impairment" in the consolidated statements of income (loss).

In addition, the second quarter 2023 announcement of the rebrand to an OPENLANE branded marketplace from the ADESA branded marketplaces resulted in a non-cash impairment charge totaling $25.5 million (within the Marketplace segment). The impairment charge was reported as a component of "Goodwill and other intangibles impairment" in the consolidated statements of income (loss).
The deferred tax benefits of $52.5 million and $6.5 million associated with the goodwill and tradename impairments in the second quarter of 2023, respectively, resulted in the U.S. being in a net deferred tax asset position. Due to the three-year cumulative loss related to U.S. operations, we recorded a $41.1 million and $36.4 million valuation allowance against the U.S. net deferred tax asset at June 30, 2024 and December 31, 2023, respectively.
Interest Expense
Interest expense decreased $1.4 million, or 4%, to $37.4 million for the three months ended June 30, 2024, compared with $38.8 million for the three months ended June 30, 2023. The decrease in interest expense was primarily the result of the partial repayment of senior note debt in 2023. In addition, interest expense decreased $0.2 million at AFC (to $31.9 million from $32.1 million).
Other (Income) Expense, Net
For the three months ended June 30, 2024, we had other expense of $0.2 million compared with other income of $21.3 million for the three months ended June 30, 2023. The decrease in other income was primarily attributable to the receipt of $20.0 million in connection with the early termination of a contractual arrangement that occurred during the second quarter of 2023 and a net decrease in other miscellaneous income aggregating $1.5 million.
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
Income Taxes
We had an effective tax rate of 41.2% for the three months ended June 30, 2024, compared with an effective tax rate of 9.1% resulting in a benefit on a pre-tax loss for the three months ended June 30, 2023. The effective tax rate for the three months ended June 30, 2024 was unfavorably impacted by an increase in the valuation allowance related to current year movement of the adjusted U.S. net deferred tax asset. The effective tax rate for the three months ended June 30, 2023 was impacted by the goodwill and other intangibles impairment charges and resulting $59.0 million deferred tax benefit recorded with respect to the impairment of tax deductible goodwill and the impairment of other intangibles, partially offset by the $29.6 million deferred tax expense associated with the recording of valuation allowance against the U.S. net deferred tax asset.
Impact of Foreign Currency
For the three months ended June 30, 2024 compared with the three months ended June 30, 2023, the change in the Canadian dollar exchange rate decreased revenue by $1.8 million, operating profit by $0.5 million and net income by $0.2 million. For the three months ended June 30, 2024 compared with the three months ended June 30, 2023, the change in the euro exchange rate decreased revenue by $1.0 million, operating profit by $0.1 million and had no impact on net income.

Marketplace Results

	Three Months Ended June 30,
(Dollars in millions, except volumes)	2024	2023
Auction fees	$108.7	$103.3
Service revenue	147.1	155.7
Purchased vehicle sales	80.2	60.4
Total Marketplace revenue from continuing operations	336.0	319.4
Cost of services*	229.1	206.1
Gross profit*	106.9	113.3
Selling, general and administrative	94.0	98.5
Depreciation and amortization	21.1	24.5
Goodwill and other intangibles impairment	—	250.8
Operating profit (loss)	$(8.2)	$(260.5)
Commercial vehicles sold	217,000	180,000
Dealer consignment vehicles sold	151,000	164,000
Total vehicles sold	368,000	344,000
Gross profit percentage, excluding purchased vehicles*	41.8%	43.8%

* Exclusive of depreciation and amortization
Total Marketplace Revenue
Revenue from the Marketplace segment increased $16.6 million, or 5%, to $336.0 million for the three months ended June 30, 2024, compared with $319.4 million for the three months ended June 30, 2023. The change in revenue included the impact of a decrease in revenue of $1.4 million due to fluctuations in the Canadian dollar exchange rate and $1.0 million due to fluctuations in the euro exchange rate. The increase in revenue was primarily attributable to the increase in purchased vehicle sales and an increase in auction fees, partially offset by a decrease in service revenue (discussed below).
The 7% increase in the number of vehicles sold was comprised of a 21% increase in commercial volumes and an 8% decrease in dealer consignment volumes. The gross merchandise value ("GMV") of vehicles sold for the three months ended June 30, 2024 and 2023 was approximately $6.8 billion and $6.4 billion, respectively.
Auction Fees
Auction fees increased $5.4 million, or 5%, to $108.7 million for the three months ended June 30, 2024, compared with $103.3 million for the three months ended June 30, 2023. The number of vehicles sold increased 7%. Auction fees per vehicle sold for the three months ended June 30, 2024 decreased $6, or 2%, to $295, compared with $301 for the three months ended June 30, 2023. The decrease in auction fees per vehicle sold reflects a larger mix of lower-fee commercial vehicles sold in the second quarter of 2024.
Service Revenue
Service revenue decreased $8.6 million, or 6%, to $147.1 million for the three months ended June 30, 2024, compared with $155.7 million for the three months ended June 30, 2023, primarily as a result of a decrease in transportation revenue of $17.4 million, of which $20.9 million related to a change in a key customer contract that resulted in the customer's second quarter of 2024 revenue being recorded on a net commission basis instead of a gross basis, as it was recorded in the second quarter of 2023. This decrease was partially offset by increases in inspection service revenue of $3.1 million, repossession and remarketing fees of $3.0 million, reconditioning revenue of $1.2 million and a net increase in other miscellaneous service revenues aggregating approximately $1.5 million.

Purchased Vehicle Sales
The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold, which represent approximately 2% of total vehicles sold. Purchased vehicle sales increased $19.8 million, or 33%, to $80.2 million for the three months ended June 30, 2024, compared with $60.4 million for the three months ended June 30, 2023, primarily as a result of an increase in purchased vehicles sold in Europe.
Gross Profit
For the three months ended June 30, 2024, gross profit from the Marketplace segment decreased $6.4 million, or 6%, to $106.9 million, compared with $113.3 million for the three months ended June 30, 2023. Gross profit decreased primarily as a result of a new digital services tax in Canada (see below), which represented a decrease of $12.0 million and a $2.4 million decrease in gross profit resulting from a higher mix of commercial volumes. Partially offsetting the decrease were gross profit improvements driven by a $5.9 million increase in auction and service volumes and $2.1 million from pricing.
Gross profit from the Marketplace segment was 31.8% of revenue for the three months ended June 30, 2024, compared with 35.5% of revenue for the three months ended June 30, 2023. The new Canadian Digital Services Tax (see below) decreased gross profit as a percentage of revenue by 360 basis points for the three months ended June 30, 2024. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 41.8% and 43.8% for the three months ended June 30, 2024 and 2023, respectively. Excluding purchased vehicle sales, gross profit as a percentage of revenue decreased for the three months ended June 30, 2024 as compared with the three months ended June 30, 2023, primarily due to a new Canadian Digital Services Tax (see below), partially offset by a change in a key customer contract (see discussion in "Service revenue" above).
On June 28, 2024, Canada enacted a new 3% Digital Services Tax (“DST”) on certain online revenues, including online marketplace service revenues, of companies with consolidated revenues of at least €750 million. The Canadian DST is retroactive to January 1, 2022. The Company recorded $12.0 million of Canadian DST to cost of services in the second quarter of 2024. Approximately $2 million, $5 million and $5 million relates to Canadian DST for the six months ended June 30, 2024 and the years ended December 31, 2023 and 2022, respectively.
Selling, General and Administrative
Selling, general and administrative expenses from the Marketplace segment decreased $4.5 million, or 5%, to $94.0 million for the three months ended June 30, 2024, compared with $98.5 million for the three months ended June 30, 2023, primarily as a result of decreases in compensation expense of $4.8 million, incentive-based compensation of $2.1 million, stock-based compensation of $0.8 million and miscellaneous expenses aggregating $1.0 million, partially offset by an increase in severance of $4.2 million.
Goodwill and Other Intangibles Impairment
See the above discussion of goodwill and other intangibles impairment in the consolidated results of operations for OPENLANE, Inc.

Finance Results

	Three Months Ended June 30,
(Dollars in millions, except volumes and per loan amounts)	2024	2023
Finance-related revenue
Interest income	$59.5	$61.9
Fee income	45.9	44.1
Other revenue	2.4	3.7
Provision for credit losses	(12.0)	(12.2)
Total Finance revenue	95.8	97.5
Cost of services*	16.8	16.5
Gross profit*	79.0	81.0
Selling, general and administrative	12.0	12.7
Depreciation and amortization	3.0	2.3
Operating profit	$64.0	$66.0
Loan transactions	415,000	402,000
Revenue per loan transaction	$231	$243

* Exclusive of depreciation and amortization
Revenue
For the three months ended June 30, 2024, the Finance segment revenue decreased $1.7 million, or 2%, to $95.8 million, compared with $97.5 million for the three months ended June 30, 2023. The decrease in revenue was primarily the result of a 5% decrease in revenue per loan transaction, partially offset by a 3% increase in loan transactions.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $12, or 5%, primarily as a result of a decrease in loan values, partially offset by an increase in interest yields and a decrease in net credit losses.
The provision for credit losses increased to 2.1% of the average managed receivables for the three months ended June 30, 2024 from 2.0% for the three months ended June 30, 2023. The provision for credit losses is expected to be approximately 2% or under, on a long-term basis, of the average managed receivables balance. However, the actual losses in any particular quarter or year could deviate from this range.
Gross Profit
For the three months ended June 30, 2024, gross profit for the Finance segment decreased $2.0 million, or 2%, to $79.0 million, or 82.5% of revenue, compared with $81.0 million, or 83.1% of revenue, for the three months ended June 30, 2023. The decrease in gross profit as a percent of revenue was primarily the result of a 2% increase in cost of services and the 2% decrease in revenue. The increase in cost of services of $0.3 million was primarily the result of increases in credit checks and filing fees of $0.2 million and other miscellaneous expenses aggregating $0.4 million, partially offset by a decrease in lot check expenses of $0.3 million.
Selling, General and Administrative
Selling, general and administrative expenses for the Finance segment decreased $0.7 million, or 6%, to $12.0 million for the three months ended June 30, 2024, compared with $12.7 million for the three months ended June 30, 2023 primarily as a result of decreases in stock-based compensation of $1.1 million and incentive-based compensation of $1.1 million, partially offset by increases in compensation expense of $1.3 million and other miscellaneous expenses aggregating $0.2 million.

Overview of Results of OPENLANE, Inc. for the Six Months Ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(Dollars in millions except per share amounts)	2024	2023
Revenues from continuing operations
Auction fees	$218.6	$203.2
Service revenue	297.3	321.3
Purchased vehicle sales	138.4	115.9
Finance-related revenue	193.8	197.1
Total revenues from continuing operations	848.1	837.5
Cost of services*	459.8	446.8
Gross profit*	388.3	390.7
Selling, general and administrative	214.7	219.2
Depreciation and amortization	48.4	49.8
Goodwill and other intangibles impairment	—	250.8
Operating profit (loss)	125.2	(129.1)
Interest expense	77.1	77.1
Other (income) expense, net	0.7	(14.2)
Loss on extinguishment of debt	—	1.1
Income (loss) from continuing operations before income taxes	47.4	(193.1)
Income taxes	18.2	(12.0)
Income (loss) from continuing operations	29.2	(181.1)
Income from discontinued operations, net of income taxes	—	—
Net income (loss)	$29.2	$(181.1)
Income (loss) from continuing operations per share
Basic	$0.05	$(1.86)
Diluted	$0.05	$(1.86)
* Exclusive of depreciation and amortization
Overview
For the six months ended June 30, 2024, we had revenue of $848.1 million compared with revenue of $837.5 million for the six months ended June 30, 2023, an increase of 1%. For a further discussion of revenues, gross profit and selling, general and administrative expenses, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $1.4 million, or 3%, to $48.4 million for the six months ended June 30, 2024, compared with $49.8 million for the six months ended June 30, 2023. The decrease in depreciation and amortization was primarily the result of assets that have become fully amortized.
Goodwill and Other Intangibles Impairment
In the second quarter of 2023 the Company recorded non-cash goodwill impairment charges totaling $218.9 million related to our U.S. Dealer-to-Dealer reporting unit and $6.4 million related to our Europe reporting unit (both within the Marketplace segment). The goodwill impairment related to our U.S. Dealer-to-Dealer reporting unit was primarily driven by lower near-term and long-term revenue growth associated with a slower overall recovery in vehicle volumes. The goodwill impairment related to our Europe reporting unit was driven by combining two previously separate reporting units (ADESA U.K. and ADESA Europe) into a single reporting unit. Including ADESA U.K. in the reporting unit resulted in a reduction in the overall fair value of the combined reporting unit, resulting in an impairment charge. The impairment charges were reported as a component of "Goodwill and other intangibles impairment" in the consolidated statements of income (loss).

In addition, the second quarter 2023 announcement of the rebrand to an OPENLANE branded marketplace from the ADESA branded marketplaces resulted in a non-cash impairment charge totaling $25.5 million (within the Marketplace segment). The impairment charge was reported as a component of "Goodwill and other intangibles impairment" in the consolidated statements of income (loss).
The deferred tax benefits of $52.5 million and $6.5 million associated with the goodwill and tradename impairments in the second quarter of 2023, respectively, resulted in the U.S. being in a net deferred tax asset position. Due to the three-year cumulative loss related to U.S. operations, we recorded a $41.1 million and $36.4 million valuation allowance against the U.S. net deferred tax asset at June 30, 2024 and December 31, 2023, respectively.
Interest Expense
Interest expense was $77.1 million for the six months ended June 30, 2024 and 2023. Interest expense decreased as a result of the partial repayment of senior note debt in 2023; however, AFC had a $2.1 million increase in interest expense (to $64.5 million from $62.4 million) and the increase was attributable to an increase in the average interest rate on the AFC securitization obligations to approximately 7.6% for the six months ended June 30, 2024, as compared with approximately 7.0% for the six months ended June 30, 2023.
Other (Income) Expense, Net
For the six months ended June 30, 2024, we had other expense of $0.7 million compared with other income of $14.2 million for the six months ended June 30, 2023. The decrease in other income was primarily attributable to the receipt of $20.0 million in connection with the early termination of a contractual arrangement that occurred during the second quarter of 2023, a $2.1 million increase in foreign currency losses on intercompany balances and a net decrease in other miscellaneous income aggregating $5.1 million, partially offset by the 2023 impairment of an equity security and note receivable with the same investee aggregating $11.0 million and a $1.3 million contingent consideration valuation adjustment in 2023.
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
Income Taxes
We had an effective tax rate of 38.4% for the six months ended June 30, 2024, compared with an effective tax rate of 6.2% resulting in a benefit on a pre-tax loss for the six months ended June 30, 2023. The effective tax rate for the six months ended June 30, 2024 was unfavorably impacted by an increase in the valuation allowance related to current year movement of the adjusted U.S. net deferred tax asset. The effective tax rate for the six months ended June 30, 2023 was impacted by the goodwill and other intangibles impairment charges and resulting $59.0 million deferred tax benefit recorded with respect to the impairment of tax deductible goodwill and the impairment of other intangibles, partially offset by the $29.6 million deferred tax expense associated with the recording of valuation allowance against the U.S. net deferred tax asset.
Impact of Foreign Currency
For the six months ended June 30, 2024 compared with the six months ended June 30, 2023, the change in the Canadian dollar exchange rate decreased revenue by $1.4 million, operating profit by $0.4 million and net income by $0.1 million. For the six months ended June 30, 2024 compared with the six months ended June 30, 2023, the change in the euro exchange rate decreased revenue by $0.1 million and had no impact on operating profit and net income.

Marketplace Results

	Six Months Ended June 30,
(Dollars in millions, except volumes)	2024	2023
Auction fees	$218.6	$203.2
Service revenue	297.3	321.3
Purchased vehicle sales	138.4	115.9
Total Marketplace revenue from continuing operations	654.3	640.4
Cost of services*	426.2	413.9
Gross profit*	228.1	226.5
Selling, general and administrative	188.8	194.1
Depreciation and amortization	42.7	45.7
Goodwill and other intangibles impairment	—	250.8
Operating profit (loss)	$(3.4)	$(264.1)
Commercial vehicles sold	439,000	347,000
Dealer consignment vehicles sold	301,000	327,000
Total vehicles sold	740,000	674,000
Gross profit percentage, excluding purchased vehicles*	44.2%	43.2%

* Exclusive of depreciation and amortization
Total Marketplace Revenue
Revenue from the Marketplace segment increased $13.9 million, or 2%, to $654.3 million for the six months ended June 30, 2024, compared with $640.4 million for the six months ended June 30, 2023. The change in revenue included the impact of a decrease in revenue of $1.1 million due to fluctuations in the Canadian dollar exchange rate and $0.1 million due to fluctuations in the euro exchange rate. The increase in revenue was primarily attributable to the increase in purchased vehicle sales and auction fees, partially offset by the decrease in service revenue (discussed below).
The 10% increase in the number of vehicles sold was comprised of a 27% increase in commercial volumes and an 8% decrease in dealer consignment volumes. The gross merchandise value ("GMV") of vehicles sold for the six months ended June 30, 2024 and 2023 was approximately $13.8 billion and $12.4 billion, respectively.
Auction Fees
Auction fees increased $15.4 million, or 8%, to $218.6 million for the six months ended June 30, 2024, compared with $203.2 million for the six months ended June 30, 2023. The number of vehicles sold increased 10%. Auction fees per vehicle sold for the six months ended June 30, 2024 decreased $7, or 2%, to $295, compared with $302 for the six months ended June 30, 2023. The decrease in auction fees per vehicle sold reflects a larger mix of lower-fee commercial vehicles sold in the first six months of 2024.
Service Revenue
Service revenue decreased $24.0 million, or 7%, to $297.3 million for the six months ended June 30, 2024, compared with $321.3 million for the six months ended June 30, 2023, primarily as a result of a decrease in transportation revenue of $40.8 million, of which $42.5 million related to a change in a key customer contract that resulted in the customer's revenue for the first six months of 2024 being recorded on a net commission basis instead of a gross basis, as it was recorded in the first six months of 2023. This decrease was partially offset by increases in repossession and remarketing fees of $5.4 million, inspection service revenue of $5.4 million, key service revenue of $2.2 million, reconditioning revenue of $1.8 million and a net increase in other miscellaneous service revenues aggregating approximately $2.0 million.

Purchased Vehicle Sales
The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold, which represent approximately 2% of total vehicles sold. Purchased vehicle sales increased $22.5 million, or 19%, to $138.4 million for the six months ended June 30, 2024, compared with $115.9 million for the six months ended June 30, 2023, primarily as a result of an increase in purchased vehicles sold in Europe.
Gross Profit
For the six months ended June 30, 2024, gross profit from the Marketplace segment increased $1.6 million, or 1%, to $228.1 million, compared with $226.5 million for the six months ended June 30, 2023. Gross profit improvements were driven by a $13.4 million increase in auction and service volumes and $4.4 million from pricing. These improvements were partially offset by a new digital services tax in Canada (see below), which represented a decrease of $12.0 million and a $4.2 million decrease in gross profit resulting from a higher mix of commercial volumes.
Gross profit from the Marketplace segment was 34.9% of revenue for the six months ended June 30, 2024, compared with 35.4% of revenue for the six months ended June 30, 2023. The new Canadian Digital Services Tax (see below) decreased gross profit as a percentage of revenue by 180 basis points for the six months ended June 30, 2024. Excluding purchased vehicle sales, gross profit as a percentage of revenue was 44.2% and 43.2% for the six months ended June 30, 2024 and 2023, respectively. Excluding purchased vehicle sales, gross profit as a percentage of revenue increased for the six months ended June 30, 2024 as compared with the six months ended June 30, 2023, primarily due to a change in a key customer contract (see discussion in "Service revenue" above), increased volumes and cost savings initiatives, partially offset by a new Canadian Digital Services Tax (see below).
On June 28, 2024, Canada enacted a new 3% Digital Services Tax (“DST”) on certain online revenues, including online marketplace service revenues, of companies with consolidated revenues of at least €750 million. The Canadian DST is retroactive to January 1, 2022. The Company recorded $12.0 million of Canadian DST to cost of services in the second quarter of 2024. Approximately $2 million, $5 million and $5 million relates to Canadian DST for the six months ended June 30, 2024 and the years ended December 31, 2023 and 2022, respectively.
Selling, General and Administrative
Selling, general and administrative expenses from the Marketplace segment decreased $5.3 million, or 3%, to $188.8 million for the six months ended June 30, 2024, compared with $194.1 million for the six months ended June 30, 2023, primarily as a result of decreases in compensation expense of $6.6 million, incentive-based compensation of $4.5 million, professional fees of $1.3 million and other miscellaneous expenses aggregating $0.6 million, partially offset by increases in severance of $4.8 million, stock-based compensation of $1.6 million and information technology costs of $1.3 million.
Goodwill and Other Intangibles Impairment
See the above discussion of goodwill and other intangibles impairment in the consolidated results of operations for OPENLANE, Inc.

Finance Results

	Six Months Ended June 30,
(Dollars in millions except volumes and per loan amounts)	2024	2023
Finance-related revenue
Interest income	$120.5	$122.5
Fee income	94.4	91.7
Other revenue	4.5	7.1
Provision for credit losses	(25.6)	(24.2)
Total Finance revenue	193.8	197.1
Cost of services*	33.6	32.9
Gross profit*	160.2	164.2
Selling, general and administrative	25.9	25.1
Depreciation and amortization	5.7	4.1
Operating profit	$128.6	$135.0
Loan transactions	837,000	822,000
Revenue per loan transaction	$232	$240

* Exclusive of depreciation and amortization
Revenue
For the six months ended June 30, 2024, the Finance segment revenue decreased $3.3 million, or 2%, to $193.8 million, compared with $197.1 million for the six months ended June 30, 2023. The decrease in revenue was primarily the result of a 3% decrease in revenue per loan transaction, partially offset by a 2% increase in loan transactions.
Revenue per loan transaction, which includes both loans paid off and loans curtailed, decreased $8, or 3%, primarily as a result of a decrease in loan values and an increase in net credit losses, partially offset by an increase in interest yields.
The provision for credit losses increased to 2.2% of the average managed receivables for the six months ended June 30, 2024 from 2.0% for the six months ended June 30, 2023. The provision for credit losses is expected to be approximately 2% or under, on a long-term basis, of the average managed receivables balance. However, the actual losses in any particular quarter or year could deviate from this range.
Gross Profit
For the six months June 30, 2024, gross profit for the Finance segment decreased $4.0 million, or 2%, to $160.2 million, or 82.7% of revenue, compared with $164.2 million, or 83.3% of revenue, for the six months ended June 30, 2023. The decrease in gross profit as a percent of revenue was primarily the result of a 2% increase in cost of services and the 2% decrease in revenue. The increase in cost of services of $0.7 million was primarily the result of increases in professional fees of $0.4 million, travel expenses of $0.3 million and other miscellaneous expenses aggregating $0.6 million, partially offset by a decrease in lot check expenses of $0.6 million.
Selling, General and Administrative
Selling, general and administrative expenses for the Finance segment increased $0.8 million, or 3%, to $25.9 million for the six months ended June 30, 2024, compared with $25.1 million for the six months ended June 30, 2023 primarily as a result of increases in compensation expense of $1.7 million and title handling costs of $1.0 million, partially offset by decreases in incentive-based compensation of $1.1 million and other miscellaneous expenses aggregating $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2024, our sources of liquidity consisted of cash on hand, working capital and amounts available under our Revolving Credit Facilities. Our principal ongoing sources of liquidity consist of cash generated by operations and borrowings under our Revolving Credit Facilities.

	June 30,	December 31,	June 30,
(Dollars in millions)	2024	2023	2023
Cash and cash equivalents	$60.9	$93.5	$242.4
Working capital	198.0	363.1	437.9
Amounts available under the Revolving Credit Facilities	346.5	133.3	105.0
Cash provided by operating activities for the six months ended	137.7		142.6
We regularly evaluate alternatives for our capital structure and liquidity given our expected cash flows, growth and operating capital requirements as well as capital market conditions.
Working Capital
A substantial amount of our working capital associated with our Marketplace segment is generated from the payments received for services provided. The majority of our working capital needs in the Marketplace segment are short-term in nature, usually less than a week in duration. Most of the financial institutions place a temporary hold on the availability of the funds deposited that generally can range up to two business days, resulting in cash in our accounts and on our balance sheet that is unavailable for use until it is made available by the various financial institutions. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because a portion of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the cash, we cannot offset all the cash and the outstanding checks on our balance sheet. Changes in working capital vary from quarter-to-quarter as a result of the timing of collections and disbursements of funds to consignors from marketplace sales held near period end.
Approximately $56.1 million of available cash was held by our foreign subsidiaries at June 30, 2024. If funds held by our foreign subsidiaries were to be repatriated, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
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
Credit Facilities
On June 23, 2023, we entered into the Credit Agreement, which replaced the Previous Credit Agreement, and provides for, among other things, the $325 million Revolving Credit Facility. As a result of replacing the Previous Credit Agreement, we incurred a non-cash loss on the extinguishment of debt of $0.4 million in the second quarter of 2023. The loss was the result of the write-off of unamortized debt issuance costs associated with lenders that are not participating in the Revolving Credit Facility. On January 19, 2024, the Company and ADESA Auctions Canada Corporation, a subsidiary of the Company (the "Canadian Borrower") entered into the First Amendment Agreement (the "First Amendment") to the Credit Agreement. The First Amendment provides for, among other things, (i) a C$175 million revolving credit facility in Canadian dollars (the "Canadian Revolving Credit Facility" and, together with the Revolving Credit Facility, "the Revolving Credit Facilities") and (ii) a C$50 million sub-limit (the "Canadian Sub-limit") under the Company's existing Revolving Credit Facility for borrowings in Canadian dollars. The proceeds from the Canadian Revolving Credit Facility may be used to finance a portion of the Manheim Canada acquisition, to pay for expenses related to the First Amendment and for ongoing working capital and general corporate purposes.
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
As of June 30, 2024 and December 31, 2023, $57.2 million and $137.0 million was drawn on the Revolving Credit Facilities, respectively. We had related outstanding letters of credit in the aggregate amount of $49.2 million and $54.7 million at June 30, 2024 and December 31, 2023, respectively, which reduce the amount available for borrowings under the Revolving Credit Facilities. Our European operations have lines of credit aggregating $32.1 million (€30 million) of which $14.3 million was drawn at June 30, 2024.
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
Certain covenants contained within the Credit Agreement are critical to an investor’s understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow the lenders under the Credit Agreement to declare all amounts borrowed immediately due and payable. The Credit Agreement contains a financial covenant requiring compliance with a maximum Consolidated Senior Secured Net Leverage Ratio not to exceed 3.5 as of the last day of each fiscal quarter on which any loans under the Revolving Credit Facilities are outstanding. The Consolidated Senior Secured Net Leverage Ratio is calculated as Consolidated Total Debt (as defined in the Credit Agreement) divided by Consolidated EBITDA (as defined in the Credit Agreement) for the last four quarters. Consolidated Total Debt includes, among other things, term loan borrowings, revolving loans, finance lease liabilities and other obligations for borrowed money less Unrestricted Cash (as defined in the Credit Agreement). Consolidated EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude, among other things, (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock-based compensation expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (i) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (j) expenses incurred in connection with permitted acquisitions; (k) any impairment charges or write-offs of intangibles; and (l) any extraordinary, unusual or non-recurring charges, expenses or losses. Our Consolidated Senior Secured Net Leverage Ratio was 0.0 at June 30, 2024.
In addition, the Credit Agreement and the indenture governing our senior notes (see Note 7, "Long-Term Debt" for additional information) contain certain limitations on our ability to pay dividends and other distributions, make certain acquisitions or investments, grant liens and sell assets, and the Credit Agreement contains certain limitations on our ability to incur indebtedness. The applicable covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes at June 30, 2024.

Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. The Company pays interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year. The senior notes may be redeemed at par. The senior notes are guaranteed by the Subsidiary Guarantors. In June 2023, in connection with a previously announced offer to purchase, we prepaid $140 million of the senior notes at par with proceeds from the Transaction. We incurred a loss on the extinguishment of the senior notes of $0.7 million in the second quarter of 2023 primarily representative of the write-off of unamortized debt issuance costs associated with the portion of the senior notes repaid, as well as purchase offer expenses. As of June 30, 2024 there was $210.0 million of senior notes outstanding, which are classified as current debt.
Liquidity
At June 30, 2024, the remaining $210.0 million of senior notes are classified as current debt. As of June 30, 2024, $57.2 million was drawn on the Revolving Credit Facilities and is classified as current debt based on the Company’s past practice of using the Revolving Credit Facilities for short term borrowings. However, the terms of the Revolving Credit Facilities do not require repayment until maturity at June 23, 2028.
At June 30, 2024, cash totaled $60.9 million and there was an additional $346.5 million available for borrowing under the Revolving Credit Facilities (net of $49.2 million in outstanding letters of credit). Funds held by our foreign subsidiaries could be repatriated, at which point state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
The Company’s auction volumes have been adversely impacted by the supply chain disruptions and associated challenges in the automotive industry. We expect to see an improvement in the used vehicle market in the coming years, which is expected to increase the volume of vehicles entering our auction platforms and have a positive impact on our operating results. We believe our sources of liquidity from our cash and cash equivalents on hand, working capital, availability under our Revolving Credit Facilities and ongoing sources of liquidity from cash generated by operations and borrowings under our Revolving Credit Facilities are sufficient to meet our operating needs for the foreseeable future. In addition, we believe the previously mentioned sources of liquidity will be sufficient to fund our capital requirements and debt service payments for the foreseeable future. A lack of recovery in market conditions, or further deterioration in market conditions, could materially affect the Company's liquidity.
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2026. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at June 30, 2024.
We also have an agreement for the securitization of AFCI's receivables, which expires on January 31, 2026. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$300 million at June 30, 2024. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $2,239.1 million and $2,305.0 million at June 30, 2024 and December 31, 2023, respectively. AFC's allowance for losses was $19.0 million and $23.0 million at June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024 and December 31, 2023, $2,230.7 million and $2,296.4 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the $1,583.9 million and $1,645.4 million of gross obligations collateralized by finance receivables at June 30, 2024 and December 31, 2023, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. There were unamortized securitization issuance costs of approximately $10.3 million and $13.5 million at June 30, 2024 and December 31, 2023, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Previous Credit Agreement. At June 30, 2024, we were in compliance with the covenants in the securitization agreements.

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
The following tables reconcile EBITDA and Adjusted EBITDA to income (loss) from continuing operations for the periods presented:

	Three Months Ended June 30, 2024
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(16.1)	$26.8	$10.7
Add back:
Income taxes	(1.2)	8.7	7.5
Interest expense, net of interest income	5.2	31.9	37.1
Depreciation and amortization	21.1	3.0	24.1
Intercompany interest	3.4	(3.4)	—
EBITDA	12.4	67.0	79.4
Non-cash stock-based compensation	3.6	0.1	3.7
Acquisition related costs	0.2	—	0.2
Securitization interest	—	(29.2)	(29.2)
Severance	5.4	0.6	6.0
Foreign currency (gains)/losses	0.5	—	0.5
Professional fees related to business improvement efforts	0.6	0.1	0.7
Impact for newly enacted Canadian DST related to prior years	10.0	—	10.0
Other	—	0.1	0.1
Total addbacks/(deductions)	20.3	(28.3)	(8.0)
Adjusted EBITDA	$32.7	$38.7	$71.4

	Three Months Ended June 30, 2023
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(219.4)	$25.6	$(193.8)
Add back:
Income taxes	(36.0)	16.7	(19.3)
Interest expense, net of interest income	5.4	32.1	37.5
Depreciation and amortization	24.5	2.3	26.8
Intercompany interest	8.1	(8.1)	—
EBITDA	(217.4)	68.6	(148.8)
Non-cash stock-based compensation	4.3	1.2	5.5
Loss on extinguishment of debt	1.1	—	1.1
Acquisition related costs	0.3	—	0.3
Securitization interest	—	(29.6)	(29.6)
Severance	0.9	0.1	1.0
Foreign currency (gains)/losses	0.5	(0.2)	0.3
Goodwill and other intangibles impairment	250.8	—	250.8
Contingent consideration adjustment	1.3	—	1.3
Net change in unrealized (gains) losses on investment securities	—	(0.2)	(0.2)
Professional fees related to business improvement efforts	1.7	0.4	2.1
Total addbacks/(deductions)	260.9	(28.3)	232.6
Adjusted EBITDA	$43.5	$40.3	$83.8

	Six Months Ended June 30, 2024
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(29.0)	$58.2	$29.2
Add back:
Income taxes	(1.0)	19.2	18.2
Interest expense, net of interest income	11.9	64.5	76.4
Depreciation and amortization	42.7	5.7	48.4
Intercompany interest	13.3	(13.3)	—
EBITDA	37.9	134.3	172.2
Non-cash stock-based compensation	8.8	1.9	10.7
Acquisition related costs	0.5	—	0.5
Securitization interest	—	(59.1)	(59.1)
Severance	6.8	0.9	7.7
Foreign currency (gains)/losses	2.5	—	2.5
Professional fees related to business improvement efforts	1.2	0.3	1.5
Impact for newly enacted Canadian DST related to prior years	10.0	—	10.0
Other	0.1	0.1	0.2
Total addbacks/(deductions)	29.9	(55.9)	(26.0)
Adjusted EBITDA	$67.8	$78.4	$146.2

	Six Months Ended June 30, 2023
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(240.5)	$59.4	$(181.1)
Add back:
Income taxes	(39.9)	27.9	(12.0)
Interest expense, net of interest income	12.5	62.4	74.9
Depreciation and amortization	45.7	4.1	49.8
Intercompany interest	14.5	(14.5)	—
EBITDA	(207.7)	139.3	(68.4)
Non-cash stock-based compensation	7.0	2.3	9.3
Loss on extinguishment of debt	1.1	—	1.1
Acquisition related costs	0.6	—	0.6
Securitization interest	—	(57.4)	(57.4)
Severance	1.4	0.1	1.5
Foreign currency (gains)/losses	0.4	—	0.4
Goodwill and other intangibles impairment	250.8	—	250.8
Contingent consideration adjustment	1.3	—	1.3
Net change in unrealized (gains) losses on investment securities	—	(0.1)	(0.1)
Professional fees related to business improvement efforts	2.3	0.5	2.8
Other	0.6	0.2	0.8
Total addbacks/(deductions)	265.5	(54.4)	211.1
Adjusted EBITDA	$57.8	$84.9	$142.7

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	June 30, 2024
Net income (loss)	$12.7	$14.3	$18.5	$10.7	$56.2
Less: Income from discontinued operations	—	0.7	—	—	0.7
Income (loss) from continuing operations	12.7	13.6	18.5	10.7	55.5
Add back:
Income taxes	12.7	7.6	10.7	7.5	38.5
Interest expense, net of interest income	38.5	38.9	39.3	37.1	153.8
Depreciation and amortization	26.4	25.3	24.3	24.1	100.1
EBITDA	90.3	85.4	92.8	79.4	347.9
Non-cash stock-based compensation	4.5	3.6	7.0	3.7	18.8
Acquisition related costs	0.5	2.0	0.3	0.2	3.0
Securitization interest	(31.6)	(31.4)	(29.9)	(29.2)	(122.1)
Severance	1.9	2.1	1.7	6.0	11.7
Foreign currency (gains)/losses	(1.2)	(2.1)	2.0	0.5	(0.8)
Net change in unrealized (gains) losses on investment securities	0.5	(0.4)	—	—	0.1
Professional fees related to business improvement efforts	1.7	2.1	0.8	0.7	5.3
Impact for newly enacted Canadian DST related to prior years	—	—	—	10.0	10.0
Other	0.9	0.5	0.1	0.1	1.6
Total addbacks/(deductions)	(22.8)	(23.6)	(18.0)	(8.0)	(72.4)
Adjusted EBITDA from continuing ops	$67.5	$61.8	$74.8	$71.4	$275.5

Summary of Cash Flows

	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Net cash provided by (used by):
Operating activities - continuing operations	$137.7	$142.6
Operating activities - discontinued operations	(0.1)	(0.1)
Investing activities - continuing operations	5.9	(51.6)
Investing activities - discontinued operations	—	7.0
Financing activities - continuing operations	(166.5)	(111.9)
Financing activities - discontinued operations	—	—
Net change in cash balances of discontinued operations	—	—
Effect of exchange rate on cash	(7.3)	8.8
Net decrease in cash, cash equivalents and restricted cash	$(30.3)	$(5.2)
Cash flow from operating activities (continuing operations) Net cash provided by operating activities (continuing operations) was $137.7 million for the six months ended June 30, 2024, compared with $142.6 million for the six months ended June 30, 2023. Cash provided by continuing operations for the six months ended June 30, 2024 consisted primarily of cash earnings and an increase in accounts payable and accrued expenses, partially offset by an increase in trade receivables and other assets. Cash provided by continuing operations for the six months ended June 30, 2023 consisted primarily of cash earnings and an increase in accounts payable and accrued expenses, partially offset by an increase in trade receivables and other assets.

Changes in AFC’s accounts payable balance are presented in cash flows from operating activities while changes in AFC’s finance receivables are presented in cash flows from investing activities. Changes in these balances can cause variations in operating and investing cash flows.
Cash flow from investing activities (continuing operations) Net cash provided by investing activities (continuing operations) was $5.9 million for the six months ended June 30, 2024, compared with net cash used by investing activities of $51.6 million for the six months ended June 30, 2023. The cash provided by investing activities for the six months ended June 30, 2024 was primarily from a decrease in finance receivables held for investment, partially offset by purchases of property and equipment. The cash used by investing activities for the six months ended June 30, 2023 was primarily from purchases of property and equipment and an increase in finance receivables held for investment.
Cash flow from financing activities (continuing operations) Net cash used by financing activities (continuing operations) was $166.5 million for the six months ended June 30, 2024, compared with $111.9 million for the six months ended June 30, 2023. The cash used by financing activities for the six months ended June 30, 2024 was primarily due to repayments on lines of credit, a net decrease in obligations collateralized by finance receivables and dividends paid on the Series A Preferred Stock. The cash used by financing activities for the six months ended June 30, 2023 was primarily due to the early repayment of senior notes, dividends paid on the Series A Preferred Stock, payments of contingent consideration and payments for debt issuance costs, partially offset by an increase in borrowings from lines of credit and a net increase in obligations collateralized by finance receivables.
Cash flow from operating activities (discontinued operations) Net cash used by operating activities (discontinued operations) was $0.1 million for the six months ended June 30, 2024 and 2023.
Cash flow from investing activities (discontinued operations) There were no investing activities (discontinued operations) for the six months ended June 30, 2024, compared with net cash provided by investing activities of $7.0 million for the six months ended June 30, 2023. The cash provided by investing activities for the six months ended June 30, 2023 was attributable to the final proceeds from the sale of the ADESA U.S. physical auction business.
Cash flow from financing activities (discontinued operations) There were no financing activities (discontinued operations) for the six months ended June 30, 2024 and 2023.
Capital Expenditures
Capital expenditures for the six months ended June 30, 2024 and 2023 approximated $25.9 million and $26.9 million, respectively. Capital expenditures were funded from internally generated funds. We continue to invest in our core information technology capabilities and our service locations. Capital expenditures related to continuing operations are expected to be approximately $55 million to $60 million for fiscal year 2024. Future capital expenditures could vary substantially based on capital project timing, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Dividends
The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends are payable in cash or in kind, or in any combination of both, at the option of the Company. For the six months ended June 30, 2024 and 2023, the holders of the Series A Preferred Stock received cash dividends aggregating $22.2 million. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.

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
Off-Balance Sheet Arrangements
As of June 30, 2024, we had no off-balance sheet arrangements pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a lesser extent, United Kingdom and Continental Europe subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound or euro. Foreign currency losses on intercompany loans were approximately $0.5 million and $2.5 million for the three and six months ended June 30, 2024, respectively, and approximately $0.3 million and $0.4 million for the three and six months ended June 30, 2023, respectively. Canadian currency translation negatively affected net income by approximately $0.2 million and $0.1 million for the three and six months ended June 30, 2024, respectively. A 1% change in the month-end Canadian dollar exchange rate for the six months ended June 30, 2024 would not have significantly impacted foreign currency losses on intercompany loans. A 1% change in the month-end euro exchange rate for the six months ended June 30, 2024 would have impacted foreign currency losses on intercompany loans by $0.6 million and net income by $0.5 million. A 1% change in the average Canadian dollar exchange rate for the three and six months ended June 30, 2024 would have impacted net income by approximately $0.1 million and $0.2 million, respectively. Currency exposure of our U.K. and European operations is not material to the results of operations.
Interest Rates
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We do not currently use interest rate contracts to manage our exposure to interest rate changes.
A sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (SOFR/CORRA) for the three and six months ended June 30, 2024 would have resulted in an increase in interest expense of approximately $0.1 million and $0.4 million, respectively.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities made by OPENLANE during the period covered by this report.
Issuer Purchases of Equity Securities
The following table provides information about purchases by OPENLANE, Inc. of its shares of common stock during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
April 1 - April 30	—	$—	—	$125.0
May 1 - May 31	—	—	—	125.0
June 1 - June 30	—	—	—	125.0
Total	—	$—	—

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
Item 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the second quarter of 2024, none of the Company’s directors or executive officers adopted a Rule 10b5-1 trading plan, terminated or modified a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	+	Separation and Distribution Agreement, dated as of June 27, 2019, by and between OPENLANE, Inc. and IAA, Inc.	8-K	001-34568	2.1	6/28/2019

2.2		Agreement and Plan of Merger dated as of September 4, 2020 by and among ADESA, Inc., Showroom Merger Sub, Inc., OPENLANE, Inc., BacklotCars, Inc. and Shareholder Representative Services LLC, as the securityholders representative	8-K	001-34568	2.1	9/8/2020

2.3		Securities Purchase Agreement, by and among ADESA, Inc., Carwave Holdings LLC, KKR Chevy Aggregator L.P., John Lauer, William Lauer, Joseph Lauer, Lauer Holdings Inc., KKR Chevy Blocker, LLC, KKR-Milton Strategic Partners L.P., KKR DAF Private Assets Fund Designated Activity Company, KKR NGT II (Chevy) Blocker L.P. and KKR NGT II (Chevy) Blocker Parent L.P.	8-K	001-34568	2.1	8/23/2021

2.4		Securities and Asset Purchase Agreement, dated as of February 24, 2022, by and among OPENLANE, Inc., Carvana Group, LLC and Carvana Co. solely for purposes of Section 10.15 thereof as guarantor	8-K	001-34568	2.1	2/24/2022

3.1a		Amended and Restated Certificate of Incorporation of OPENLANE, Inc.	10-Q	001-34568	3.1	8/3/2016

3.1b		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OPENLANE, Inc.	8-K	001-34568	3.1	5/12/2023

3.2		Second Amended and Restated By-Laws of OPENLANE, Inc.	8-K	001-34568	3.1	11/4/2014

3.3		Certificate of Designations Designating the Series A Convertible Preferred Stock	8-K	001-34568	3.1	6/10/2020

4.1		Indenture, dated as of May 31, 2017, among OPENLANE, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

4.2		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.3		Description of the Company's securities	10-K	001-34568	4.3	2/19/2020

10.1a		Credit Agreement, dated as of June 23, 2023, among the OPENLANE, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent	8-K	001-34568	10.1	6/26/2023

10.1b		First Amendment Agreement, dated as of January 19, 2024, by and among OPENLANE, Inc., ADESA Auctions Canada Corporation, certain other subsidiaries of OPENLANE, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-34568	10.1	1/22/2024

10.2a	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and Peter J. Kelly	10-Q	001-34568	10.9	5/7/2020

10.2b	*	Amendment No. 1 to Employment Agreement, dated March 1, 2021, between OPENLANE, Inc. and Peter J. Kelly	8-K	001-34568	10.2	3/2/2021

10.3	*	Employment Agreement, dated April 17, 2023, between OPENLANE, Inc. and Brad S. Lakhia	8-K	001-34568	10.1	4/17/2023

10.4	*	Employment Agreement, dated October 26, 2021, between OPENLANE, Inc. and James Coyle	10-K	001-34568	10.6	2/23/2022

10.5a	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and Sriram Subrahmanyam	10-K	001-34568	10.7a	3/9/2023

10.5b	*	Amendment No. 1 to Employment Agreement, dated May 9, 2022, between OPENLANE, Inc. and Sriram Subrahmanyam	10-K	001-34568	10.7b	3/9/2023

10.6a	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and James E. Money	10-K	001-34568	10.6	2/21/2024

10.6b	*	Letter Agreement, dated April 1, 2024, between OPENLANE, Inc. and James E. Money	10-Q	001-34568	10.6b	5/2/2024

10.7a	*	Employment Agreement, dated September 4, 2020, between OPENLANE, Inc. and Justin Davis	10-Q	001-34568	10.7	5/4/2022

10.7b	*	Letter Agreement, dated March 5, 2024, between OPENLANE, Inc. and Justin Davis	10-Q	001-34568	10.7b	5/2/2024

10.8	*	Employment Agreement, dated March 1, 2021, between OPENLANE, Inc. and Scott Anderson	10-K	001-34568	10.8	2/21/2024

10.9	*	OPENLANE, Inc. Annual Incentive Program Summary of Terms 2023	10-K	001-34568	10.10	3/9/2023

10.10	*	OPENLANE, Inc. Annual Incentive Program Summary of Terms 2024	10-K	001-34568	10.10	2/21/2024

10.11a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.11b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.11c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.11d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.11e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.11f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.12	+	Tenth Amended and Restated Receivables Purchase Agreement, dated September 28, 2022, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Fifth Third Bank, National Association, Chariot Funding LLC, PNC Bank, National Association, Thunder Bay Funding, LLC, Truist Bank, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Bank of Montreal	10-Q	001-34568	10.11	11/2/2022

10.13	+	Receivables Purchase Agreement, dated March 1, 2023, between Automotive Finance Canada Inc., OPENLANE, Inc., Computershare Trust Company of Canada, the Agents Parties to the Loan Agreement and BMO Nesbitt Burns Inc.	10-Q	001-34568	10.14	5/3/2023

10.14		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.15a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.15b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.15c	*	KAR Auction Services, Inc. Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 4, 2021	DEF 14A	001-34568	Annex I	4/23/2021

10.15d	*	OPENLANE, Inc. Second Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 7, 2024	DEF 14A	001-34568	Annex I	4/26/2024

10.16	*	KAR Auction Services, Inc. Amended and Restated Employee Stock Purchase Plan	10-Q	001-34568	10.27	8/5/2020

10.17a	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.17b	*	Amendment No. 1 to the KAR Auction Services, Inc. Directors Deferred Compensation Plan, dated as of June 28, 2019	10-Q	001-34568	10.28b	11/6/2019

10.18	*	Director Restricted Share Agreement	10-Q	001-34568	10.29	8/7/2019

10.19	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.20	*	Form of 2019 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/21/2019

10.21	*	Form of 2020 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/19/2020

10.22	*	Form of 2022 Restricted Stock Unit Award Agreement	10-K	001-34568	10.22	3/9/2023

10.23	*	Form of Non-Qualified Stock Option Award Agreement	10-K	001-34568	10.30	2/18/2021

10.24	*	Form of 2019 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/24/2017

10.25	*	Form of 2020, 2021 and 2022 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/19/2020

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.26	*	Form of 2022 Amended and Restated Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA)	10-Q	001-34568	10.25	11/2/2022

10.27	*	Form of 2023 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)	10-K	001-34568	10.27	3/9/2023

10.28	*	Form of 2024 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)	10-K	001-34568	10.28	2/21/2024
10.29		Transition Services Agreement, dated as of June 27, 2019, by and between OPENLANE, Inc. and IAA, Inc.	8-K	001-34568	10.1	6/28/2019

10.30		Tax Matters Agreement, dated as of June 27, 2019, by and between OPENLANE, Inc. and IAA, Inc.	8-K	001-34568	10.2	6/28/2019

10.31		Employee Matters Agreement, dated as of June 27, 2019, by and between OPENLANE, Inc. and IAA, Inc.	8-K	001-34568	10.3	6/28/2019

10.32		Investment Agreement, dated as of May 26, 2020, by and between OPENLANE, Inc. and Ignition Parent LP	8-K	001-34568	10.1	5/27/2020

10.33a		Investment Agreement, dated as of May 26, 2020, by and between OPENLANE, Inc. and Periphas Capital GP, LLC	8-K	001-34568	10.2	5/27/2020

10.33b		Assignment and Assumption Agreement, dated as of June 9, 2020, by and between Periphas Capital GP, LLC and Periphas Kanga Holdings, L.P.	10-K	001-34568	10.37b	2/18/2021

10.34		Registration Rights Agreement, dated as of June 10, 2020, by and among OPENLANE, Inc. and Ignition Parent LP	8-K	001-34568	10.1	6/10/2020

10.35		Registration Rights Agreement, dated as of June 29, 2020, by and between OPENLANE, Inc. and Periphas Kanga Holdings, LP	8-K	001-34568	10.1	6/29/2020

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101	The following materials from OPENLANE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2024 and 2023; (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023; (iii) the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (iv) the Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2024 and 2023; (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and (vi) the Condensed Notes to Consolidated Financial Statements.					X

104	Cover page Interactive Data File, formatted in iXBRL (contained in Exhibit 101).					X
_______________________________________________________________________________

+	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

^	Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENLANE, Inc.
(Registrant)

Date:	August 7, 2024	/s/ BRAD S. LAKHIA
Brad S. Lakhia Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)