Form 10-K
period 2024-12-31
OPENLANE, Inc.
filed 2025-02-20
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was $1,792,527,286 at June 30, 2024.
As of February 14, 2025, 106,910,777 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
Documents Incorporated by Reference
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant's Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the registrant's fiscal year ended December 31, 2024.

DEFINED TERMS
Unless otherwise indicated or unless the context otherwise requires, the following terms used in this Annual Report on Form 10-K have the following meanings:
•"we," "us," "our," "OPENLANE" and "the Company" refer, collectively, to OPENLANE, Inc. (f/k/a KAR Auction Services, Inc.) and its subsidiaries, unless the context requires otherwise;
•"ADESA" or "ADESA Auctions" refer, collectively, to ADESA, Inc., a wholly-owned subsidiary of OPENLANE, and ADESA, Inc.'s subsidiaries, including OPENLANE US, Inc. (together with OPENLANE US, Inc.'s subsidiaries, "OPENLANE US"), ADESA Remarketing Limited ("ADESA U.K.") and ADESA Europe NV and its subsidiaries ("ADESA Europe");
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
•"Senior notes" refers to the 5.125% senior notes due 2025 ($210 million aggregate principal was outstanding at December 31, 2024); and
•"Series A Preferred Stock" refers to the Series A Convertible Preferred Stock, par value $0.01 per share (634,305 shares of Series A Preferred Stock were outstanding at December 31, 2024 and 2023).

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
In 2024, our marketplaces facilitated the sale of approximately 1.4 million used vehicles, making OPENLANE a leading digital wholesale marketplace for used vehicles in North America. Vehicles on our marketplaces are typically sold by commercial sellers including vehicle manufacturers and their captive finance companies, financial institutions, commercial fleet operators and rental car companies (collectively "commercial customers"), as well as new and used vehicle dealers, to franchise and independent used vehicle dealers (collectively "dealer customers"). We generate revenue through auction fees charged to vehicle sellers and buyers as well as by providing value-added ancillary products and services, including transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services and floorplan financing, as well as SaaS-based remarketing and other supporting technology services. We facilitate the transfer of ownership directly from seller to buyer and, generally, we do not take title to, nor ownership of, vehicles sold through our marketplaces. However, we also sell vehicles that we have purchased, for which we do take title and record the gross selling price of the vehicle sold through our marketplaces as revenue.
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
An important component of our services to buyers is providing short-term inventory-secured financing, known as floorplan financing. This is provided primarily to independent used vehicle dealers ("independent vehicle dealers") through our wholly-owned subsidiary, AFC, which has approximately 90 locations (hybrid of physical locations and a digital servicing network) throughout North America.
Our Corporate History
ADESA entered the vehicle remarketing industry in 1989 and first became a public company in 1992. In 1994, ADESA acquired AFC. ADESA remained a public company until 1995, and then became public again in 2004. KAR Auction Services, Inc. ("KAR") was incorporated in 2006 and acquired ADESA and Insurance Auto Auctions, Inc. ("IAA") in 2007, taking ADESA private. KAR became a public company in 2009. In 2011, KAR acquired a digital marketplace called "OPENLANE." In 2019, IAA was separated from KAR through a tax-free spin-off. In 2022, KAR sold the ADESA U.S. physical auction business to Carvana. In 2023, KAR rebranded to "OPENLANE." During its history, the Company has also acquired and divested a number of other businesses that provide services to the wholesale automotive market, including digital marketplace platforms in the U.S., Canada and Europe.
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

Wholesale Used Vehicle Market
In the North American wholesale used vehicle marketplace industry, the largest providers of digital marketplaces include OPENLANE and ACV Auctions. In the North American wholesale used vehicle marketplace industry, the largest providers of physical auctions include Manheim by Cox Automotive ("Manheim"), Carvana's used vehicle auctions operated as ADESA and America's Auto Auction. There are several other providers in the market of varying size. Over the last several years, industry transactions have been increasingly shifting from physical marketplace venues to digital marketplace channels. This shift has attracted the entry of several new technology-driven marketplace participants, who are generally smaller in size and service more select segments of buyers and sellers.
Floorplan Financing
An important component of the wholesale used vehicle industry is the availability of short-term inventory-secured financing, known as floorplan financing. At the national level, this financing is provided AFC, NextGear Capital by Cox Automotive ("NextGear Capital"), other specialty lenders, banks and financial institutions. By providing buyers (primarily independent vehicle dealers) access to capital, the independent vehicle dealers are able to place inventory on their lots. AFC and its competitors play a significant role in the wholesale used vehicle industry by providing liquidity in our marketplaces. AFC's floorplan financing also supports independent vehicle dealers with non-auction purchases. In addition, AFC offers value-added services that generate fee-based, non-interest revenue.
Our Business Strategy
OPENLANE’s vision is to build the world’s greatest digital marketplaces for used vehicles, and our strategy for growth is grounded in our purpose, "to make wholesale easy so our customers can be more successful." We believe we can do this by focusing on three enabling priorities:
•First, by delivering the best integrated marketplace - expanding our marketplace to include more buyers and more sellers and offering the most diverse inventory available.
•Second, by delivering the best technology - innovative products and services that help our customers make informed decisions and achieve better outcomes.
•And third, by delivering the best customer experience - keeping our marketplace fast, fair and transparent, making it easy for customers to transact and making OPENLANE the most preferred - and most utilized marketplace.
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
In 2024, we built on the momentum created by consolidating all of our marketplace platforms under the OPENLANE brand in 2023, and further leveraged our unified marketplace – bringing together all of the buyers, all of the sellers and all of the vehicles all in one place. We invested in new technology, leaned into our go-to-market efforts - particularly in the U.S. market, and we began focusing on improving and enhancing the customer experience - an area where we see opportunity for differentiation.
Delivering the Best Marketplace: OPENLANE is focused on leveraging the combined power of our growing dealer-base with our strong relationships and market position with commercial customers. And both customer sets will benefit from greater exposure, integration and interaction through OPENLANE.
•Growing dealer consignment: The dealer consignment business represents approximately 43% of the Company’s transactional volume, and we believe this is an area with significant opportunity for growth. Last year, we consolidated many of the marketplace platforms as part of our OPENLANE marketplace launches in the U.S., Canada and the EU. The combined OPENLANE platform now provides dealers with fast, easy, mobile-app enabled solutions to sell and source inventory from other dealers. In North America, our digital marketplace also features exclusive off-lease inventory not available on any other competitor digital platform or physical auction. This off-lease inventory is a meaningful competitive differentiator for OPENLANE, as the majority of all off-lease vehicles available in North America are offered first, and exclusively on OPENLANE. Our OPENLANE marketplaces provide comprehensive vehicle condition reports, greater transparency into bidding activity, and real-time market price discovery on listed vehicles. Over the last few years, we have integrated and leveraged technology, capabilities and staff from these businesses to deliver what we believe is the best digital dealer-to-dealer solution in the market.
•Expanding our commercial business: The commercial consignment business represents approximately 57% of our transactional volume, and growing our share in this area remains a strategic priority. The foundation of OPENLANE’s commercial offering is our digital platform powering more than 40 private label websites for our commercial OEM and financial institution consignor customers. We continue to invest in technology to enhance the digital experience for our commercial customers and continue innovating on these platforms. Through our combined OPENLANE marketplaces, this exclusive commercial customer inventory is now offered to the full population of our OPENLANE buyers, increasing the likelihood of sale and ensuring the best market prices available are achieved.
•Delivering strong performance in our floorplan business: AFC is a leading provider of floorplan financing and affiliated solutions to independent dealers across North America. We are focused on increasing the attach rate of our finance offerings across our marketplaces, growing share across the broader floorplan finance market, and deploying innovative new services and offerings. Additionally, AFC maintains best-in-class safeguards and processes to identify, mitigate and manage risk across their portfolio. We believe AFC’s pipeline of innovation and in-market presence branch model that is paired with its centralized, highly efficient services positions this business well for continued growth and meaningful contribution to OPENLANE’s overall results.
Delivering the Best Technology: The second way we're making wholesale easy is by leveraging our asset-light, digital model to deliver what we believe is the best, most innovative technology available. We intend to continue investing in innovation in our digital platforms, data analytics capabilities and digital talent that power our marketplaces, make wholesale easy for our customers and differentiate our marketplace from our competitors.
•Enabling capabilities: As the wholesale used vehicle industry continues to migrate to digital, our capabilities need to evolve to meet the increased customer needs and expectations in a digital marketplace. We are enhancing our imaging, inspection and vehicle representation capabilities to more closely simulate seeing and touching a vehicle in person. We also intend to continue to build on and diversify our data and analytics capabilities, providing our customers with actionable information to help them make better, more informed buying and selling decisions.
•Talent: Our digital model has enabled us to become a more efficient organization. We are reducing our overall cost structure while making investment in our technology, engineering, analytics and product development teams.
•Vehicle logistics center locations and operations: In our Canadian market, our 15 vehicle logistics center locations serve as local and regional hubs for our customers and OPENLANE's digital simulcast auctions. They also allow us to provide comprehensive services to on-premise and off-premise customers, including inspection, reconditioning, mechanical work, storage and logistics.
Delivering the Best Customer Experience: We are highly focused on simplifying the customer experience at every step of the process, from registration, to activation, to transaction and post-transaction services. Simplification also allows our business to more quickly develop and deploy innovation and better respond to changing customer needs and market conditions. Our marketplaces feature consolidated technology platforms that leverage the best features and capabilities from across our offerings, provide dealers with greater choice and flexibility and deliver an easier, more streamlined customer experience. We have also been centralizing many key customer support and administrative functions to ensure a faster, more predictable and consistent experience for our customers. During 2024, we implemented new processes and metrics to measure our progress in creating a differentiated customer experience, and to capture customer feedback that now directly contributes to our product roadmap, sales approach and marketing activities. As these efforts progress, we expect increased engagement from our dealers, increased efficiency in our operations and technology development and improved results across our marketplace business. Additionally, a more simplified business will help us focus our investments, accelerate the pace of innovation and manage our operating costs to the evolving market realities of our business.

Our Business Segments
We operate as two reportable business segments: Marketplace and Finance. Our revenues for the year ended December 31, 2024 were distributed as follows: Marketplace 76% and Finance 24%.
Marketplace
Overview
OPENLANE is a leading digital wholesale used vehicle marketplace in North America. OPENLANE is committed to leading the digital transformation of the wholesale automotive remarketing industry and supporting our customers by providing fast and transparent digital marketplaces for buying and selling used vehicles. Our marketplace offerings allow us to offer vehicles for sale from any location. Digital marketplace sales are initiated online and include OPENLANE US, OPENLANE Canada and OPENLANE Europe.
Vehicles available on our marketplaces include vehicles from commercial customers such as off-lease vehicles, repossessed vehicles, rental vehicles and other fleet vehicles that have reached a predetermined age or mileage, as well as vehicles from dealer customers turning their inventory. Liquidity and the breadth and selection of inventory offered on our marketplaces are essential to our sellers and buyers. The number of vehicles offered for sale and sold on our marketplaces are key drivers of our costs incurred and revenues generated.
Via online or mobile application access, we offer wholesale vehicle marketplaces, as well as value-enhancing ancillary services in an effective and efficient manner to maximize returns for the sellers of used vehicles. Our online marketplaces function 24 hours a day, 7 days a week, providing our customers with maximum exposure for their vehicles and the flexibility to offer vehicles at "buy now" prices or via marketplace sales that last for a certain amount of time. We also provide customized "private label" selling systems (including "buy now" functionality as well as other online sales formats) for our customers. At OPENLANE Canada vehicle logistics center locations, vehicles are typically offered for sale on at least a weekly basis and the marketplace sales are streamed using a simulcast technology so that remote bidders can participate via our online products.
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
We also sell vehicles that we have purchased, which represent approximately 2% of the total volume of vehicles sold. The vehicles that we purchase (as opposed to consign) are remarketed through our marketplace platforms. Since these vehicle titles transfer to us, the entire selling and purchase price of the vehicle is recorded as revenue and cost of services upon sale.
Customers
Sellers of vehicles on our digital marketplaces primarily include (i) commercial customers; and (ii) franchise and independent dealer customers. Buyers of vehicles on our marketplace platforms primarily include franchise and independent dealer customers.
Services
Our digital marketplaces also provide a full range of innovative and value-added services to sellers and buyers that enable us to serve as a "one-stop shop" to service our customers' needs. These services include pre and post-sale inspections, transportation and logistics, title services and floorplan financing. For vehicles at our vehicle logistics centers, we can also provide reconditioning and mechanical work. Many of these services may be provided or purchased independently from the marketplaces, including:

Services	Description
Digital Marketplace Services
We provide marketing and advertising for the vehicles on our marketplaces, dealer registration, storage and security of consigned inventory, marketplace vehicle registration, condition report processing, photo services, pre-sale lineups, sales of vehicles by licensed auctioneers, arbitration of disputes, post-sale inspections, title processing, clearing of funds and sales results reports. In Canada, our vehicle logistics centers also provide reconditioning services to prepare vehicles for digital sale.

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

Sales and Marketing
OPENLANE recognizes that we operate a digital marketplace in a relationship business. So we take an omni-channel approach to sales and marketing, leveraging leading marketing technology and approaches and supplementing it with high-touch, personal interaction.
Our marketing approach addresses every step of the customer journey, from awareness, to interest, to engagement to loyalty. Our digital ads and content marketing practices effectively target potential new customers, while our direct email, social media and additional advertising strategies are aimed at generating logins and encouraging transactions on the marketplace. We are highly visible at most local and national level franchise and independent dealer events and associations, and we manage an active public speaking/visibility calendar to keep our story and our executives in front of current and potential customers.
We supplement these digital and/or online approaches with telephonic and face-to-face human interaction at each step of the journey, via a multi-tiered inside and outside sales organization. For our large scale commercial sellers and multi-store national dealer accounts, we have dedicated relationship managers who play a hands-on, strategic role. They partner closely with the customers, providing market data and proprietary insights to help coordinate sales, better utilize OPENLANE’s service offerings and optimize their business.
For local-market franchise and independent dealers, local sales representatives play a critical role in the new customer on-boarding process by visiting newly enrolled dealers at their dealership to help them login, set preferences and began transacting as quickly as possible. Dealerships are visited regularly by our sales representatives to maintain the relationship, walk through their inventory and help the dealers make decisions on what to buy, sell or hold. These local representatives focus on the dealer sellers and buyers and are complemented by a centralized team of inventory consultants matching buyers and inventory.
This inside sales team reaches out by phone or email to notify customers of promotions or specials, encourage additional sales and/or to ensure customers are receiving the assistance and guidance they need from our local sales teams in the market. Both the local sales representatives and the inventory consultants are managed by a corporate team focused on developing and implementing standard best practices and expanding relationships with major dealer groups. We believe this combination of a centralized structure with decentralized resources enhances relationships with the local dealer community and may further increase dealer consignment business on our marketplaces.

Competition
In the North American wholesale used vehicle industry, we compete with several digital marketplace providers, including ACV Auctions, EBlock and others. We also compete with physical auction providers including Manheim, ADESA (Carvana) and America's Auto Auction. In addition, used car retailers, such as CarMax, have developed proprietary platforms for selling vehicles to other dealers. In the United States, competition is strongest with Manheim for the supply of used vehicles from national commercial customers. In Canada, we are the largest wholesale used vehicle marketplace operator. The supply of vehicles from dealers is dispersed among all of the marketplace and auction competitors in the used vehicle market.
The wholesale used vehicle industry is highly fragmented in Europe. Our digital marketplaces primarily compete with large European digital remarketers, including BCA Group and others. There are also a number of small independent auction operations throughout Europe.
Finance
Overview
AFC is a leading provider of floorplan financing to independent vehicle dealers. We provide short-term inventory-secured financing, known as floorplan financing, to independent vehicle dealers through a hybrid of physical locations and a digital servicing network throughout North America. In 2024, AFC serviced approximately 1.6 million loan transactions, which includes both loans originated and loans extended, or curtailed.
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
Customers and Locations
Floorplan financing primarily supports independent vehicle dealers in North America who purchase vehicles on our marketplaces or those of our competitors and for non-auction purchases. In 2024, approximately 88% of the vehicles floorplanned by AFC were vehicles purchased by dealers on our marketplaces or through a competitor. Our ability to provide floorplan financing facilitates the growth of vehicle sales for independent vehicle dealers. As of December 31, 2024, we serviced customers through approximately 90 locations (hybrid of physical locations and a digital servicing network) in markets with a significant concentration of AFC customers. Geographic proximity to the customers gives our employees the ability to stay in close contact with outstanding accounts, thereby better enabling them to manage credit risk and build customer relationships. In addition, the majority of U.S. titles are processed and held in a centralized location, enabling field personnel more time to focus on our dealers.
As of December 31, 2024, AFC had approximately 11,600 active dealers with an average line of credit of approximately $375,000 and no one dealer representing greater than 2.3% of our portfolio. An average of approximately 16 vehicles per active dealer were outstanding with an approximate average value outstanding of $13,000 per vehicle as of December 31, 2024.
Sales and Marketing
AFC approaches and seeks to expand its share of the independent dealer floorplan market through a number of methods and channels. We target and solicit new dealers through both direct sales efforts at the dealer's place of business as well as location-based sales at one of our physical locations, vehicle logistics centers or competitor auctions where they replenish and rotate vehicle inventory. These largely local efforts are handled by field personnel. AFC's corporate-level team and Business Development Center also provide sales and marketing support to AFC field personnel by helping to identify new dealer opportunities, generating new leads through digital channels, and coordinating promotional activity with our marketplace platforms, competitor auctions and other vehicle supply sources. AFC also relies on the utilization of actionable data to drive the business forward (predictive modeling from historical and real-time data).

Credit
The extension of a credit line to a dealer starts with the underwriting process. Credit lines up to $600,000 are extended using a proprietary scoring model developed internally by AFC. Credit lines in excess of $600,000 may be extended using underwriting guidelines which generally require dealership and personal financial statements, monthly bank statements, sales reports and tax returns. The underwriting of each line of credit requires an analysis, write-up and recommendation by the credit department and, in the case of credit lines in excess of $600,000, final approval by a credit committee.
Portfolio Servicing
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
Collateral Management
Collateral management is an integral part of daily operations throughout the organization. AFC's data analytics facilitates this collateral management by providing real-time access to dealer information and enables field and corporate personnel to assess and manage potential risk issues. Restrictions are automatically placed on customer accounts in the event of a delinquency, payments by dealers from bank accounts with insufficient funds or poor audit results. Field personnel are proactive in managing collateral by monitoring loans and changes in payoff activity. In addition, over 54,000 routine audits, or inventory audits, are performed annually on the dealers' lots. The audit reconciliation process is centralized in order to better mitigate risk and make available field personnel time to focus on the customer. Poor results from inventory audits typically require personnel to take actions to determine the status of missing collateral, including visiting the dealer personally, verifying units held off-site and collecting payments for units sold. Audits also identify troubled accounts, triggering the involvement of AFC's risk department.
AFC operates two divisions which are organized into ten regions in North America. Each division and region is monitored by managers who oversee daily operations. At the corporate level, AFC employs full-time risk specialists and collection attorneys who are assigned to specific regions and monitor collection activity for these areas. Risk specialists work closely with the field personnel to track trends before an account becomes a troubled account and to determine, together with collection attorneys, the best strategy to secure the collateral and mitigate risk once a troubled account is identified. In addition, many of our dealers with significant credit lines are managed by a centralized team to provide customized customer service as well as enhanced risk oversight.
Securitization
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC's securitization facility has been in place since 1996. AFC Funding Corporation had a committed facility of $2.0 billion from a third-party facility for U.S. finance receivables at December 31, 2024. The agreement expires on January 31, 2028.
We also have an agreement in place for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables. This securitization facility provides up to C$300 million in financing for eligible finance receivables through a third-party conduit (separate from the U.S. facility). The agreement expires on January 31, 2028. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
Competition
AFC provides short-term dealer floorplan financing of wholesale vehicles primarily to independent vehicle dealers in North America. At the national level, AFC's competition includes NextGear Capital, other specialty lenders, banks and financial institutions. At the local level, AFC faces competition from banks, credit unions and independent auctions who may offer floorplan financing to local customers.
Some of our wholesale used vehicle marketplace competitors may endeavor to capture a larger portion of the floorplan financing market. AFC competes primarily on a relationship basis, focusing on quality of service, convenience of payment, scope of services offered to solve customer pain points and consistent commitment to the sector. This and our long-term relationships with customers act as a competitive strength for us.

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
Employees and Human Capital
At December 31, 2024, we had approximately 4,800 employees, of which approximately 2,000 were located in the U.S. and approximately 2,800 were located in Canada, Europe, Uruguay and the Philippines. Approximately 82% of our workforce consists of full-time employees. None of our employees participate in collective bargaining agreements. In addition to the employee workforce, we utilize independent contractors and temporary labor services to provide certain services.
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

Available Information
Our website address is corporate.openlane.com. Our electronic filings with the Securities and Exchange Commission ("SEC"), including all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Principal Executive and Senior Financial Officers and charters of the audit committee, the compensation committee and the nominating and corporate governance committee of our board of directors are available on our website and available in print to any stockholder who requests it. The information posted on our website is not incorporated into this Annual Report.
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
We may not properly leverage or make the appropriate investment in technology advancements.
Our business is dependent on information technology, particularly as we continue to execute our digital transformation strategy. Robust information technology systems, platforms and products are critical to our operating environment, digital online products and competitive position. We have made and continue to make investments to improve our information technology infrastructure, including a multi-year technology platform consolidation initiative. This and other technology initiatives that management considers important to our long-term success require capital investment, have significant risks associated with their execution, and could take several years to implement. If we are unable to develop and implement these initiatives in a cost-effective, timely manner or at all, or if we encounter unforeseen problems with our new systems and processes or in migrating away from our existing systems and processes, our operations and our ability to manage our business could be negatively impacted as we may experience disruptions in our business operations, loss of customers, loss of revenue or damage to our reputation.
We may not be successful in structuring our technology or developing, acquiring, implementing or consolidating technology systems which are competitive and responsive to the needs of our customers. There can be no assurance that others will not acquire or develop similar or superior technologies sooner than we do or that we will acquire technologies on an exclusive basis or at a significant price advantage. In addition, we may not timely or effectively develop or enhance services or business processes to respond to emerging technological trends, including artificial intelligence, or our competitors may be able to develop or enhance services or business processes sooner or more effectively. Our future success also depends on our ability to respond to evolving industry trends and changes in customer expectations. If new industry trends take hold, the automotive remarketing industry’s economics could significantly change, and we may need to incur additional costs or otherwise alter our business model to adapt to these changes. If we do not accurately predict, prepare and respond to new kinds of technology innovations, market developments and changing customer needs, our revenues, profitability and long-term competitiveness could be materially adversely affected.
Unsuccessful implementation of business initiatives to reduce costs and align our business to our digital operating model, or unintended consequences of the implementation of such initiatives, may adversely affect our business.
We have taken certain steps to reduce the cost of our operations, improve efficiencies, and realign our organization and staffing to better match our market opportunities and digital initiatives. Following the sale of the ADESA U.S. physical auction business, we have continued to restructure our business to reflect the current market and asset-light digital model, reallocate our resources towards the highest growth initiatives, consolidate our platforms, transition to cloud-based solutions and leverage a global shared services model. We expect to continue to implement cost reduction and business alignment initiatives as we seek to realize operating synergies, achieve our target operating model and profitability objectives, and more closely reflect changes in the strategic direction of our business. These changes could be disruptive to our business, and we may experience a loss of accumulated knowledge, loss of continuity and inefficiency, adverse effects on employee morale, loss of key personnel and other retention issues during transitional periods. These initiatives require a significant amount of time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of our cost reduction and business alignment initiatives, it could have an adverse effect on our competitive position and market share, business, financial condition and results of operations.

We operate in a highly competitive industry. If we are not successful in competing with our known competitors and/or disruptive new entrants, then our market position or competitive advantage could be threatened and our business and results of operations could be adversely impacted.
We face significant competition for the supply of used vehicles, the buyers of those vehicles and the floorplan financing of these vehicles. Our principal sources of competition historically have come from: (i) direct competitors (e.g., Manheim, ADESA U.S. (Carvana), America's Auto Auction, ACV Auctions, EBlock and NextGear Capital), (ii) new entrants, including new vehicle remarketing venues and dealer financing services, and (iii) other participants in the automotive industry with vehicle remarketing or financing capabilities (e.g., rental car companies, automobile retailers and wholesalers). We also face increasing competition from online wholesale and retail marketplaces (generally without any meaningful physical presence) and from our own customers when they sell directly to end users through such platforms rather than remarket vehicles through our marketplaces. Increased competition could result in price reductions, reduced margins or loss of market share.
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
Our future success also depends on our ability to respond to evolving industry trends. If new industry trends take hold, including adverse trends such as a market reversal towards physical auctions or the simultaneous listing and selling of vehicles on multiple online sales platforms in North America, the automotive remarketing industry’s economics could significantly change, which could cause us to lose vehicle volume and market share, and our business, revenues and profitability could be negatively impacted.
Decreases in the supply of used vehicles coming to the wholesale market has impacted and may continue to impact sales volumes, which has adversely affected and may continue to adversely affect our revenues and profitability.
We are dependent on the supply of used vehicles in the wholesale market, and our financial performance depends, in part, on conditions in the automotive industry. The automotive industry has experienced unprecedented market conditions in recent years, caused in part by supply chain issues and the shortage of semiconductors and associated delays in new vehicle production, which has resulted in significant fluctuations in used vehicle values and declines in vehicle volumes in the wholesale market.
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
Further, macroeconomic and geopolitical factors, including inflationary pressures, changes in interest rates, tariffs, volatility of oil and natural gas prices and declining consumer confidence impact the affordability and demand for new and used vehicles. These factors are related impacts present a risk to our operations and the stability of the automotive industry.
In addition, the supply of vehicles coming to the wholesale market may be impacted by changes to the broader automotive industry. For example, increased demand for electric and hybrid vehicles could cause the number of vehicles coming to the wholesale market to decline and the ancillary services we provide to decline or change. Technological changes, including the development of autonomous vehicles, ride-sharing, transportation networks, subscription models, and new trends and methods of travel could reduce consumer demand for used vehicles that are offered on our marketplaces or otherwise disrupt our current business model. If we are unable to or otherwise fail to successfully adapt to such industry changes, our business, financial condition and results of operations could be materially and adversely affected.
Used vehicle prices impact fee revenue per unit and conversion rates and may impact the supply of used vehicles, loan losses at AFC and could adversely affect our profitability.
The volume of new vehicle production, accuracy of lease residual estimates, interest rate fluctuations, customer demand, and changes in regulations and trade policies, among other things, all potentially affect the pricing of used vehicles. Used vehicle prices may affect the volume of vehicles entered for sale in our marketplaces and the demand for those used vehicles, the fee revenue per unit, marketplace conversion rates, loan losses for our dealer financing business and our ability to retain customers. When used vehicle prices are high, dealer customers may retail more of their trade-in vehicles on their own rather than selling them in the wholesale channel. A sustained reduction in used vehicle pricing could result in a potential loss of consignors, an increase in loan losses at AFC and decreased profitability.
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
We believe our future success depends in part on our ability to respond to changes in customer requirements and our ability to meet regulatory requirements for our customers. Many of our customers, including our financial institution customers, are subject to significant and evolving regulations. We work to develop strong relationships and interactive dialogue with our customers to better understand current trends and customer needs. Our success will also depend, in part, on our ability to provide customers with a user-friendly digital experience. If we are not successful in meeting our customers' expectations, our customer relationships could be negatively affected and result in a loss of future business, which would adversely affect our operating results and financial condition. In addition, we face risks with respect to fraudulent and unlawful activities impacting our platforms and services, including entry into and use of our marketplaces by bad actors and vehicle theft. If our processes and procedures designed to detect and reduce the occurrence of fraudulent and other unlawful activities are circumvented or otherwise fail to combat such activities, our reputation and customer relationships may suffer.
Our business and operating results would be adversely affected if we lose one or more significant customers.
Loss of business from, or changes in the consignment patterns of, our key customers could have a material adverse effect on our business and operating results. Generally, commercial and dealer customers do not make binding long-term commitments to us regarding consignment volumes. Many of our customer agreements can be terminated by the customer for convenience on advance written notice, which provides our customers with the opportunity to renegotiate their agreements with us or to award more business to our competitors. Any such customer could reduce its overall supply of vehicles for our marketplaces, seek protection under the bankruptcy laws, or otherwise seek to materially change the terms of its business relationship with us at any time. Dealership and other customer consolidations may further intensify these risks. There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers or business partners on acceptable terms or at all, or collect amounts owed to us from customers or business partners. Any such change could harm our business and operating results. While no single customer accounted for 10% or more of our consolidated revenues in 2024, the loss of, or material reduction in business from, our key customers could have a material adverse effect on our business and operating results.
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
Over the past several years, we have transformed our business through the completion of several strategic acquisitions and divestitures. We regularly evaluate a variety of potential strategic transactions, including acquisitions, divestitures, investments and other strategic alliances. We may not successfully identify, complete or manage the risks presented by these strategic transactions. As described in more detail below, our success depends in part on our ability to identify suitable transactions, negotiate favorable contractual terms, comply with applicable regulations and receive necessary consents, clearances and approvals, integrate or separate businesses, and realize the full extent of the benefits, cost savings or synergies presented by strategic transactions.
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
Additional risks and challenges we face in connection with acquisitions include, but are not limited to: (i) incurring significantly higher capital expenditures, operating expenses and operating losses of the business acquired; (ii) coordination of technology, research and development, and sales and marketing functions, along with integration of the acquired business’s accounting, management information, human resources, and other administrative systems; (iii) incurring liability for pre-acquisition activities of the acquired business; (iv) inheriting certain security or privacy vulnerabilities of the acquired business; (v) implementing or remediating the controls, procedures, and policies of the acquired business; (vi) incorporating acquired technology and rights into our offerings and unanticipated expenses related to such integration; (vii) retaining and integrating acquired employees, including cultural challenges associated with integrating employees from the acquired business into our organization; (viii) maintaining important business relationships and contracts of the acquired business; and (ix) integrating the acquired business onto our systems and ensuring the acquired business meets our financial reporting requirements and timelines. Any of these risks, if realized, could materially and adversely affect our business, financial condition and results of operations.
We have also divested businesses and assets and may consider divesting businesses and assets in the future. Some of the same risks exist if and when we decide to sell a business or assets. In addition, divestitures often involve additional risks, including but not limed to: (i) difficulties in the separation of operations, services, data, technology, products and personnel; (ii) inability to fully reduce fixed costs previously associated with the divested assets or business; (iii) the need to provide or receive transitional services (including ongoing network and system access); (iv) reliance on counterparty compliance with transaction agreements (e.g., Carvana complying with payment obligations and AFC’s right to occupy office space in the ADESA U.S. physical auction locations under the commercial agreement); (v) entering into restrictive covenants that restrict us from conducting certain activities for multiple years; and (vi) the need to agree to retain or assume certain liabilities and indemnification obligations and rely on the counterparty to satisfy its respective indemnification obligations. Gains or losses on the sales of, or lost operating income from, those businesses and assets may also affect our operating results and financial condition. We may not be successful in managing these or any other significant risks that we encounter in divesting businesses or assets, and, as a result, we may not achieve some or all of the expected benefits of the divestitures.
Our expansion into markets outside the U.S. and our non-U.S. based operations subject us to unique operational, competitive and regulatory risks.
We conduct business in many countries around the world and may continue to expand our presence in international markets. Acquisitions and other strategies to expand our operations internationally subject us to significant risks and uncertainties. As we continue to expand our business internationally, we will need to develop and maintain policies and procedures to manage our business on a global scale.
We anticipate that our non-U.S. based operations will continue to subject us to risks associated with operating on an international basis, including but not limited to the following: (i) exposure to foreign currency exchange rate risk; (ii) exposure to the principal or purchase auction model rather than the agency or consignment model (which may have an adverse impact on our margins and expose us to inventory risks); (iii) restrictions on our ability to repatriate funds, as well as repatriation of funds currently held in foreign jurisdictions (which may result in higher effective tax rates); (iv) taxes, tariffs, trade barriers, trade disputes, and other regulatory limitations or measures, including retaliatory countermeasures; (v) compliance with anti-corruption and anti-bribery laws (including the Foreign Corrupt Practices Act and the U.K. Bribery Act); (vi) laws, rules and regulations governing digital commerce and online services; (vii) compliance with various privacy regulations, data localization and/or data residency requirements and cross-border data transfer regulations; (viii) dealing with unfamiliar regulatory agencies and laws, including those favoring local competitors; (ix) political and/or economic instability and tensions, including tensions between governments and changes in international economic policies; (x) geopolitical instability, terrorism, war and military conflicts (such as the conflict in Ukraine and in the Middle East); (xi) the difficulty of managing and staffing foreign offices, as well as the increased travel, infrastructure, legal and compliance costs associated with international operations; (xii) localizing our products and services; and (xiii) adapting to different business cultures and market structures.
As we continue to expand globally, our success will depend on our ability to anticipate and effectively manage these and other risks associated with operating on an international basis. Our failure to manage these risks could have an adverse effect on our operating results and financial condition.
Disruptions or breaches of information technology systems could adversely affect our business and reputation.
We rely on information technology systems, some of which are managed by third parties, to process, transmit and store confidential, proprietary and personal information about, or on behalf of, potential, current and former customers, employees and other third parties (referred to as "sensitive data"), and to manage or support a variety of our business processes and activities. The secure operation of these systems, and the maintenance, reliability and availability of these systems, are critical to our business operations and strategy. The technology to operate some of our businesses is provided, in whole or in part, by third-party service providers, and we do not own or control the operation of third-party systems and facilities. Our systems and the third-party systems with which we interact are subject to damage, failure or interruption due to various reasons, including but not limited to power or other critical infrastructure outages, facility damage, physical theft, telecommunications failures, security incidents, cyber-attacks (including the use of malicious codes, viruses, worms, phishing, social engineering, deepfakes, spyware, malware, denial of service attacks, and ransomware), natural disasters and catastrophic events, legacy applications, integration delays, inadequate system hygiene and inadequate or ineffective redundancy measures. We, our customers and our vendors also rely on each other's information technology systems to conduct our respective operations. Any significant disruptions of our information technology systems or those of our customers or vendors could negatively impact our business and customers, damage our reputation and materially adversely affect our financial position and results of operations.
We have experienced cyber-attacks and security incidents of varying degrees and believe we will continue to be a potential target of such threats and attacks. This threat has increased corresponding to the increased sophistication and activities of organized crime, nation-state actors, hackers, terrorists and other bad actors. The technology infrastructure and systems of our suppliers, vendors, service providers and partners have also in the past experienced and may in the future experience such threats and attacks. Cyber-attacks or other security incidents compromise sensitive data and could lead to service interruptions, malfunctions or other failures in the technology that supports our businesses and customers, as well as the operations of our customers or other third parties. Cyber-attacks or other security incidents could also damage our reputation and cause us to incur substantial costs, regulatory penalties, financial losses to us, our customers and partners, and loss of customers and business opportunities. If such cyber-related events are not detected in a timely manner, their effect could be compounded.
Although we have technology and information security policies and processes and disaster recovery plans in place, these measures may not be adequate to ensure that our sensitive data and operations will not be compromised or disrupted should such an event occur. There can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect material consequences arising from such incidents or attacks, or to avoid a material adverse impact on our systems after such incidents or attacks do occur. The security measures we employ to protect our systems and sensitive data have in the past not detected or prevented, and may in the future not detect or prevent, security breaches, cyber-attacks, employee error, ephemeral messaging and malfeasance, and other similar incidents. The existence and use of acquired and legacy applications and systems increase these risks.
Our network and systems are also subject to compromise from the actions or inactions of employees, customers, vendors and other parties who have legitimate access. Even if we successfully protect our own network and systems, our supply chain infrastructure and other third parties may not maintain adequate security measures (including identifying defects or vulnerabilities) to protect against unauthorized access, cyber- attacks or mishandling of data, which could result in a breach of or disruption to our systems and network or create other legal or financial exposure. Our control over and ability to monitor the security practices of our customers, vendors and other third parties with whom we do business remains limited, and there can be no assurance that we can prevent, mitigate, or remediate the risk of any compromise or failure in the cybersecurity infrastructure owned or controlled by such third parties or others within their respective supply chains.
If our information technology systems are compromised, become inoperable for extended periods of time or cease to function properly, we may have to make a significant investment to fix or replace the information technology and our ability to provide services and solutions to our customers may be impaired, which would have a material adverse effect on our consolidated operating results and financial position. In addition, as cyber-threats continue to evolve in both intensity and velocity, we may be required to expend significant additional resources to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Further, the rapid evolution and increased adoption of artificial intelligence increases the risk of cyber-attacks and security incidences. Use of artificial intelligence by our employees and vendors, whether authorized or unauthorized, also increases the risk that our intellectual property and other proprietary information will be unintentionally disclosed. Any of the risks described above could result in the loss or misuse of sensitive data, disrupt our business, damage our reputation, expose us to legal liability and materially adversely affect our consolidated financial position and results of operations.
Compliance with U.S. and global privacy and data security requirements could result in additional costs and liabilities, and the failure to comply with such requirements could adversely affect our business, financial condition and reputation.
Aspects of our operations and businesses are subject to privacy regulations in the United States, including but not limited to the California Consumer Privacy Act, as amended and expanded by the California Privacy Rights Act, and around the globe, most notably the European Union’s General Data Protection Regulation. We collect, process and store sensitive data, including proprietary business and customer information, as well as personally identifiable information of our customers, their consumers and our employees. Many U.S. and foreign jurisdictions have passed, or are currently contemplating, a variety of artificial intelligence, consumer protection, data privacy, and data security laws and regulations that impact our business or the business of our customers, including consumer notification and other requirements in the event that consumer information is accessed and/or acquired by unauthorized persons and regulations regarding the use, access, accuracy, security and retention of such data. These laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations and enforcement. The regulatory framework for privacy and data security issues has become increasingly burdensome and complex worldwide, and is expected to continue to be so for the foreseeable future.
Our compliance with global laws and regulations relating to privacy, data protection, information security and artificial intelligence may materially increase our costs or otherwise limit our ability to continue or pursue certain business activities. As we incorporate emerging technologies like artificial intelligence, machine learning, and generative artificial intelligence into our business, products and services, we are further exposed to rapidly evolving regulations. Our failure, or the failure of a business partner, to comply with applicable laws, regulations or contractual obligations could also result in fines, sanctions, private litigation, government enforcement, business disruption, credit reporting and other expenses, damage to our reputation, breach of contractual obligations, indemnification obligations and loss of customers. We maintain cyber risk insurance, but this insurance may not be sufficient to cover losses from any future disruption, security incident or breach.

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
Reliance on third-party technology and vendors for key components of our business could adversely affect our business.
We rely on third-party technology for certain of our critical business functions, including certain inspection, data management and marketplace technologies. We also rely on third-party vendors to supply key products and services to us and our customers, including several outsourcing arrangements with offshore third parties. If these technologies fail, or if such third-party service providers or strategic partners were to cease operations, temporarily or permanently, experience financial distress, technology challenges, cybersecurity incidents, or other business disruptions, increase their fees, or if our relationships with these providers or partners deteriorate or terminate, we could suffer increased costs and we may be unable to provide similar services for ourselves and our customers until an equivalent provider could be found or we could develop replacement technology or operations. In addition, if we are unsuccessful in identifying or finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or if we ineffectively manage these relationships, it could have an adverse impact on our business and financial results. If any of our vendors or suppliers fail to deliver their products or services for any reason, our business, financial condition and results of operations may be harmed.
Adverse economic conditions may negatively affect our business and results of operations.
Adverse economic conditions could increase our exposure to several risks, including but not limited to the following:
•Fluctuations in the supply of used vehicles. We are dependent on the supply of used vehicles coming to the wholesale market, and our financial performance depends, in part, on conditions in the automotive industry. Disruptions in new vehicle production result in fewer vehicles coming to wholesale channels. During past global economic downturns, there has been an erosion of retail demand for new and used vehicles that led many lenders to cut back on originations of new loans and leases and led to significant manufacturing capacity reductions by automakers selling vehicles in the United States and Canada. Capacity reductions or disruptions in new vehicle production could depress the number of vehicles received in wholesale channels in the future and could lead to reduced numbers of vehicles from various suppliers, negatively impacting wholesale volumes. In addition, weak growth in or declining new vehicle sales negatively impacts used vehicle trade-ins to dealers and wholesale volumes. These factors have and could continue to adversely affect our revenues and profitability.
•Decline in the demand for used vehicles. We may experience a decrease in demand for used vehicles from dealer customers due to factors including the lack of availability of consumer credit and declines in consumer spending and consumer confidence. Adverse credit conditions also affect the ability of dealers to secure financing to purchase used vehicles, which further negatively affects buyer demand. In addition, a reduction in the number of franchise and independent used car dealers may reduce dealer demand for used vehicles.
•Decrease in consumer spending. Consumer purchases of new and used vehicles may be adversely affected by economic conditions such as employment levels, wage and salary levels, trends in consumer confidence and spending, reductions in consumer net worth, interest rates, inflation, the availability of consumer credit and taxation and trade policies. Consumer purchases in general may decline during recessions, periods of prolonged declines in the equity markets or housing markets and periods when disposable income and perceptions of consumer wealth are lower. Changes to U.S. federal tax policy may negatively affect consumer spending. In addition, the increased use of vehicle sharing and alternate methods of transportation could lead to a decrease in consumer purchases of new and used vehicles and a decrease in vehicle rentals. To the extent retail and rental car company demand for new and used vehicles decreases, negatively impacting our auction volumes, our results of operations and financial position could be materially and adversely affected.
•Volatility in the asset-backed securities market. Volatility and disruption in the asset-backed commercial paper market could lead to a narrowing of interest rate spreads at AFC in certain periods. In addition, any volatility and disruption has affected, and could affect, AFC’s cost of financing related to its securitization facilities.
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
Global financial markets experience from time to time volatility, disruption and credit contraction. Significant volatility or disruption of global financial markets, inflation, supply chains or commercial activity due to geopolitical events, war, terrorism, natural disasters, public health issues (including pandemics such as the COVID-19 pandemic) or other factors could negatively affect our industry and business and our ability to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all. A disruption in the financial markets may adversely affect our ability to raise, restructure or refinance indebtedness.
We have in the past been, and may continue to be, adversely affected by changes in global macroeconomic conditions, including inflation, recession, changes in interest rates, consumer spending rates, energy availability and costs, global supply chain challenges, labor shortages, geopolitical conflicts, pandemics or other local or global health issues. Tariffs and other trade restrictions impacting the automotive industry, including those imposed following the United States’ February 2025 executive orders, and the related geopolitical uncertainty between the United States, Canada, Mexico and other countries (or any retaliatory actions from such countries) could have a material adverse effect on our business and results of operations. Volatility in financial markets and deterioration of global macroeconomic conditions could impact our business and results of operations in a number of ways and could heighten many of the other risk factors noted elsewhere.
Our indebtedness and the terms of our indebtedness could impair our financial condition and adversely affect our ability to react to changes in our business.
As of December 31, 2024, our total debt was approximately $230.7 million, exclusive of liabilities related to our securitization facilities which are not secured by the general assets of OPENLANE, and we had $397.9 million of borrowing capacity under our Revolving Credit Facilities (net of $48.8 million in outstanding letters of credit).
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
In addition, if we are unable to generate sufficient cash from operations to service our debt and meet other cash needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, particularly because of the restrictions imposed by the agreement governing our Revolving Credit Facilities and the indenture governing our senior notes on our ability to incur additional debt and use the proceeds from asset sales. If we must sell certain of our assets, it may negatively affect our ability to generate revenue. The inability to obtain additional financing could have a material adverse effect on our financial condition.
If we cannot make scheduled payments on our debt, we would be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, the lenders under our Revolving Credit Facilities could terminate their commitments to lend us money and foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.
Furthermore, the agreement governing our Revolving Credit Facilities and the indenture governing our senior notes include, and future debt instruments may include, certain restrictive covenants which could limit our ability to enter into certain transactions in the future and may adversely affect our ability to operate our business.
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
In addition, AFC securitizes a majority of its finance receivables on a revolving basis. Volatility and/or market disruption in the asset-backed securities market in the United States or Canada can impact AFC’s cost of financing related to, or its ability to arrange financing on acceptable terms through, its securitization facilities, which could negatively affect AFC’s business and our financial condition and operations.
As noted elsewhere, a portion of our indebtedness is at variable rates of interest. As such, increases in interest rates could also result in higher interest expenses.
A portion of our net income is derived from our international operations, which exposes us to foreign exchange risks that may impact our financial statements. In addition, increases in the value of the U.S. dollar relative to certain foreign currencies may negatively impact foreign buyer participation in our marketplaces.
Fluctuations between U.S. and foreign currency values may adversely affect our results of operations and financial position, particularly fluctuations with Canadian currency values. In addition, there may be tax inefficiencies in repatriating cash from our foreign subsidiaries. Approximately 41% of our revenues from continuing operations were attributable to our foreign operations for the year ended December 31, 2024. The results of operations of our foreign subsidiaries are translated from local currency into U.S. dollars for financial reporting purposes. Changes in the value of foreign currencies, particularly the Canadian dollar and the euro relative to the U.S. dollar could negatively affect our profits from foreign operations and the value of the net assets of our foreign operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial condition or results of operations as reported in U.S. dollars.
In addition, fluctuations in exchange rates may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our foreign operations are translated using period-end exchange rates; such translation gains and losses are reported in “Accumulated other comprehensive loss” as a component of stockholders’ equity. The revenues and expenses of our foreign operations are translated using average exchange rates during each period.
Likewise, we have non-U.S. based buyers who participate in our marketplaces. Increases in the value of the U.S. dollar relative to these buyers’ local currencies may reduce the prices they are willing to pay at our marketplaces, which may negatively affect our revenues.

We may incur additional tax expense or become subject to additional tax liabilities.
As a multinational corporation, we are subject to income taxes, as well as non-income-based taxes, in both the U.S. (federal, state and local) and a number of other foreign jurisdictions. We may recognize additional tax expenses and be subject to additional tax liabilities due to changes in laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition and other laws and accounting rules in various jurisdictions. Such changes could come about as a result of economic, political and other conditions. An increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes, targeting certain digital services. For example, non-U.S. jurisdictions have proposed or enacted taxes on certain online marketplace services revenues. Proliferation of these or similar unilateral tax measures may continue unless broader international tax reform is implemented. Our results of operations and cash flows could be adversely impacted by additional taxes imposed on us prospectively or retroactively.
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
•AFC is subject to certain federal, state and provincial laws which regulate commercial and small business lending activities and interest rates and, in certain jurisdictions, require AFC or one of its subsidiaries to be licensed. These laws are complex and are rapidly evolving, including adverse legislative and regulatory trends towards regulating small business lending more comparable to consumer lending.
•We are subject to various local zoning requirements with regard to the location of our facilities, which requirements vary from location to location.
•We are subject to federal, state and international laws, directives and regulations relating to the collection, use, retention, disclosure, security and transfer of personally identifiable information. These laws, directives, regulations and their interpretation and enforcement continue to evolve and may be inconsistent from jurisdiction to jurisdiction.
•We are subject to laws and regulations with respect to emerging technologies being incorporated into our business, including artificial intelligence, machine learning and data analytics.
•Certain of the Company’s subsidiaries may be deemed subject to the regulations of the Consumer Financial Protection Act of 2010 due to their vendor relationships with financial institutions.
•Our vehicle transition and asset recovery business is subject to laws in certain states which regulate activities related to repossession administration and debt collection and, in certain jurisdictions, require a license.
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
Additionally, as governments, investors and other stakeholders increasingly focus on climate change and other environmental, social and governance topics, governments are implementing regulations and disclosure obligations, including the European Union's Corporate Sustainability Reporting Directive (CSRD), and investors and other stakeholders are imposing new expectations that may have negative impacts on our business.
Our insurance may not provide adequate coverage against claims and losses, and we are partially self-insured for certain losses.
While we have insurance coverage for many aspects of our business risk, this insurance coverage may be incomplete or inadequate, or in some cases may not be available. Further, there are types of losses we may incur that cannot be insured against, or that we believe are not economically reasonable to insure. For certain risks we face, we may be required to, or may elect to, self-insure or rely on insurance held by third parties or indemnification agreements, which may be insufficient. If we were held liable for amounts exceeding the limits of our insurance coverage or for claims outside the scope of our coverage or exceeding or outside the limits or scope of the third-party insurance of which we rely, the resulting costs could harm our financial condition and results of operations.
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
We assume settlement risk and inventory risk for certain vehicles sold through our marketplaces.
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
In countries where OPENLANE Europe operates, the wholesale market generally operates on a principal basis, in which a vehicle is purchased and then resold (purchase auction model), rather than on an agent basis, in which the auction acts as a sales agent for the owner of the vehicle (consignment model). Our other marketplace businesses also sell vehicles that have been purchased (e.g., returned or inherited vehicles). When a vehicle is purchased and then resold, rather than sold on a consignment basis, we are exposed to inventory risks, including losses from theft, damage and obsolescence. In addition, when vehicles are purchased, we are subject to changes in vehicle values, which could adversely affect our revenue and profitability.

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
In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if successfully defended, could be costly to defend and a distraction to management. Likewise, following periods of volatility in the market price of a company's securities, securities class action litigation could be initiated. If such litigation were introduced against us, it could result in substantial costs and a diversion of our attention and resources, which could have a material adverse effect on our business. Moreover, such volatility could attract the interest of activist stockholders. Responding to activist stockholders can be costly and time-consuming, and the perceived uncertainties as to our future direction resulting from responding to activist strategies could itself then further affect the market price and volatility of our common stock.
The issuance of shares of our Series A Preferred Stock reduces the relative voting power of holders of our common stock, and the conversion and sale of those shares would dilute the ownership of such holders and may adversely affect the market price of our common stock.
As of December 31, 2024, 634,305 shares of our Series A Preferred Stock were outstanding, representing approximately 25% of our outstanding common stock, including the Series A Preferred Stock on an as-converted basis. Holders of Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends were payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payment dates (through June 30, 2022), and thereafter, in cash or in kind, or any combination thereof, at our option. Because holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Series A Preferred Stock, and the subsequent issuance of additional shares of Series A Preferred Stock through the payment of in kind dividends, effectively reduces the relative voting power of the holders of our common stock. In addition, the conversion of the Series A Preferred Stock into common stock would dilute the ownership interest of existing holders of our common stock. Furthermore, any sales in the public market of the common stock issuable upon conversion of the Series A Preferred Stock would increase the number of shares of our common stock available for public trading, and could adversely affect prevailing market prices of our common stock. Pursuant to customary registration rights agreements, we were required to register for resale the shares of Series A Preferred Stock and the shares of common stock issuable upon conversion of the Series A Preferred Stock. This registration facilitates the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

Apax and the other holders of our Series A Preferred Stock may exercise influence over us.
As of December 31, 2024, the outstanding shares of our Series A Preferred Stock represented approximately 25% of our outstanding common stock, including the Series A Preferred Stock on an as-converted basis. The terms of the Series A Preferred Stock require the approval of a majority of our Series A Preferred Stock by a separate class vote for us to:
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
Future sales by us or by our existing stockholders of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. These sales also could impede our ability to raise future capital. Under our amended and restated certificate of incorporation, we are authorized to issue up to 400,000,000 shares of common stock, of which 106,849,134 shares of common stock were outstanding as of December 31, 2024. In addition, pursuant to a registration statement under the Securities Act, we have registered shares of common stock reserved for issuance in respect of stock options and other incentive awards granted to our officers and certain of our employees. If any of these holders cause a large number of securities to be sold in the public market, including common stock issuable upon conversion of the Series A Preferred Stock, the sales could reduce the trading price of our common stock. We cannot predict the size of future sales of shares of our common stock or the effect, if any, that future sales, or the perception that such sales may occur, would have on the market price of our common stock.
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
In October 2019, our board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock. Since October 2019, the share repurchase program has been amended from time-to-time through subsequent approvals by the board of directors. These amendments have served to increase the size of the share repurchase program and extend its maturity date through December 31, 2025. Repurchases of our common stock pursuant to our share repurchase program, or any future share repurchase program, could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased the shares of common stock. Although our share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program's effectiveness. Furthermore, the program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time, which could cause the market price of our stock to decline.

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
The Company’s cybersecurity risk management processes incorporate multiple layers of security to help identify and protect against cybersecurity threats including a dedicated cybersecurity team, technical security controls, policy enforcement, monitoring systems, employee training, contractual arrangements and management oversight. Given the dynamic nature of the cyber-threat environment, the Company engages with third-party assessors, consultants and others from time to time on various cyber-related matters, including assessing, enhancing, advising and monitoring the Company's cybersecurity risk management process.
The Company maintains a vendor risk management program designed to help identify and manage risks associated with third-party service providers, including a risk-based approach to identifying and monitoring cybersecurity threats presented by certain third-party service providers, with management retaining responsibility for oversight of cybersecurity threats. The Company maintains an incident response plan that includes escalation criteria and preliminary materiality assessments to guide reporting and disclosure objectives.
The Company describes risks related to cybersecurity threats that could materially impact its business strategy, results of operations or financial condition in Item 1A. “Risk Factors” of this Annual Report on Form 10-K.
Governance
Management is responsible for assessing and managing risk at the Company, including communicating key risks to the Board of Directors and its committees. The Board of Directors has primary responsibility for risk oversight, with a focus on the most significant risks facing the Company. With respect to cybersecurity risks, the Audit Committee of the Board of Directors (“Audit Committee”) provides oversight for matters specifically relating to cybersecurity and other risks related to information technology systems and procedures, including but not limited to data security and privacy.
Management leverages the collective expertise of the Company’s information security function which reports to the Chief Financial Officer through the Company’s Chief Information Security Officer (“CISO”). The CISO has served in this position for the Company since 2017, holds various relevant credentials including CISSP (Certified Information Systems Security Professional), and has extensive cybersecurity and privacy experience having served in information technology roles for over 35 years and cybersecurity leadership roles for 15 years. The CISO reports to the Audit Committee quarterly on information security matters, including, among other things, the Company’s cyber risks and threats, any incidents or events, the status of projects to further strengthen the Company’s information security systems, assessments of the Company’s security program and the emerging regulatory and threat landscape. The CISO also briefs the full Board of Directors on cybersecurity matters at least annually.
As described above, management informs the Audit Committee about prevention, detection, mitigation, resolution, and remediation of cybersecurity incidents quarterly and monitors such matters continuously. The Audit Committee reviews and discusses with management the quality and effectiveness of the Company’s efforts to mitigate such risks and reports such findings to the Board of Directors.

Item 2.    Properties
Our corporate headquarters is located in Carmel, Indiana, where we lease office space pursuant to a lease that expires in 2034. At December 31, 2024, we also owned or leased other properties in the United States, Canada, Europe, the United Kingdom, Uruguay and the Philippines.
Facilities utilized by the Marketplace segment primarily include 15 vehicle logistics center locations across Canada at December 31, 2024, which are either owned or leased. The OPENLANE Canada facilities consist on average of approximately 60 acres of land per site and have parking areas to store vehicles and may have additional buildings for reconditioning, registration, maintenance, bodywork, and other ancillary and administrative services.
In our Finance segment, AFC has approximately 90 locations in North America at December 31, 2024, including 9 branches which are physically located at OPENLANE Canada vehicle logistics centers and 37 branches located within other competitor locations. Each of the remaining AFC locations (hybrid of physical locations and a digital servicing network) is strategically located in proximity to auctions or major metro areas. AFC generally leases its branches.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
OPENLANE's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "KAR" and has been traded on the NYSE since December 11, 2009. As of February 14, 2025, there were 5 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the holders of record.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities made by OPENLANE during the period covered by this report.
Issuer Purchases of Equity Securities
The following table provides information about purchases by OPENLANE, Inc. of its shares of common stock during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
October 1 - October 31	—	$—	—	$100.0
November 1 - November 30	—	—	—	100.0
December 1 - December 31	—	—	—	100.0
Total	—	$—	—

(1)     In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock, par value $0.01 per share. Since October 2019, the share repurchase program has been amended from time-to-time through subsequent approvals by the board of directors. These amendments have served to increase the size of the share repurchase program and extend its maturity date. In October 2024, the board of directors authorized an increase in the size of the Company’s share repurchase program by approximately $5.0 million and an extension of the share repurchase program through December 31, 2025. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions.

Stock Price Performance Graph
The graph below shows the cumulative total stockholder return, assuming an investment of $100 and dividend reinvestment for the period beginning on December 31, 2019 and ending on December 31, 2024, on each of OPENLANE's common stock, the Standard & Poor's SmallCap 600 Index and the Standard and Poor's 500 Index. Our stock price performance shown in the following graph is not indicative of future stock price performance.

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
OPENLANE
S&P 500 INDEX
S&P SMALLCAP 600 INDEX

Company/Index	Base Period 12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
OPENLANE, Inc.	$100	$86.56	$72.66	$60.70	$68.89	$92.29
S&P 500 Index	$100	$118.40	$152.39	$124.79	$157.59	$197.02
S&P SmallCap 600 Index	$100	$111.29	$141.13	$118.41	$137.42	$149.37

Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, potential acquisitions and anticipated cash requirements) may be forward-looking statements. Words such as "should," "may," "will," "would," "could," "can," "of the opinion," "confident," "anticipates," "expects," "intends," "plans," "predicts," "projects," "believes," "seeks," "estimates" "continues," "contemplates," "outlook," "position," "initiatives," "goals," "targets," "opportunities" and similar expressions identify forward-looking statements. Such statements, including statements regarding market conditions; our future growth and profitability; anticipated cost savings; revenue increases, credit losses and capital expenditures; contractual obligations; common stock repurchases; changes in the value of foreign currencies relative to the U.S. dollar; tax rates and assumptions; the effects of macroeconomic conditions on our business; business strategies; strategic initiatives, acquisitions and dispositions; business and industry trends and challenges; our competitive position and retention of customers; and our continued investment in information technology, among others, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. "Risk Factors" of this Annual Report on Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, the global economic climate and general market, political, economic, and business conditions may amplify many of these risks. The forward-looking statements in this report are made as of the date of this report and we do not undertake to update our forward-looking statements.
Automotive Industry and Economic Impacts on our Business
We are dependent on the supply of used vehicles in the wholesale market, and our financial performance depends, in part, on conditions in the automotive industry. In recent years, the automotive industry has experienced unprecedented market conditions, including global automotive production challenges. These conditions have resulted in significant fluctuations in used vehicle values and declines in vehicle volumes in the wholesale market. More recently, new vehicle supply has begun to recover, and this has resulted in wholesale vehicle supply also starting to increase.
However, macroeconomic and geopolitical factors, including inflationary pressures, interest rates, volatility of oil and natural gas prices and declining consumer confidence continue to impact the affordability and demand for new and used vehicles. These factors and related impacts present a risk to our operations and the stability of the automotive industry. Therefore, we cannot predict whether or for how long certain trends will continue, nor to what degree these trends will impact us in the future.
Overview
We are a leading digital marketplace for used vehicles, connecting sellers and buyers across North America and Europe to facilitate fast, easy and transparent transactions. Our business is divided into two reportable business segments, each of which is an integral part of the wholesale used vehicle remarketing industry: Marketplace and Finance.
•The Marketplace segment serves its customer base through digital marketplaces in the U.S., Canada and Europe and vehicle logistics center locations across Canada. Comprehensive private label remarketing solutions are offered to automobile manufacturers, captive finance companies and other commercial customers to offer vehicles digitally. Vehicles sold on our digital platforms are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to dealer customers. We also provide value-added ancillary services including inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services.

•Through AFC, the Finance segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent vehicle dealers throughout the United States and Canada. In addition, AFC provides liquidity for customer trade-ins which can encompass settling lien holder payoffs. AFC also provides title services for their customers. These services are provided through AFC's digital servicing network as well as its physical locations throughout North America.
Since the first quarter of 2022, results of the ADESA U.S. physical auctions have been reported as discontinued operations (see Note 4).
Industry Trends
Wholesale Used Vehicle Industry
We believe the U.S. and Canadian wholesale used vehicle industry has a total addressable market of approximately 15 million vehicles, which can fluctuate depending on seasonality and a variety of other macro-economic and industry factors. This wholesale used vehicle industry consists of the commercial market (commercial sellers that sell to franchise and independent dealers) and the dealer-to-dealer market (franchise and independent dealers that both buy and sell vehicles). The Company supports the majority of commercial sellers in North America with our technology and we believe digital applications may provide an opportunity to expand the total addressable market for dealer-to-dealer transactions. The supply chain issues and market conditions facing the automotive industry in recent years, including the disruption of new vehicle production, low new vehicle supply and historically high used vehicle pricing have had a material impact on the wholesale used vehicle industry. More recently, new vehicle supply has begun to recover, and this has resulted in wholesale vehicle supply also starting to increase. New lease originations have increased for the last several quarters. As these leases mature in 2026 and beyond, we expect a higher volume of off-lease vehicles available to the wholesale used vehicle industry, with much of that volume flowing through OPENLANE first as we support the majority of commercial sellers in North America.
Automotive Finance
AFC works with independent vehicle dealers to improve their results by providing a comprehensive set of business and financial solutions that leverage its local presence of branches and in-market representatives, industry experience and scale, as well as OPENLANE affiliations. AFC's North American dealer base was comprised of approximately 14,000 dealers at December 31, 2024.
Key challenges for the independent vehicle dealers include demand for used vehicles, disruptions in pricing of used vehicle inventory, access to consumer financing, increased interest rates and increased used car retail activity of franchise and public dealerships (most of which do not utilize AFC or its competitors for floorplan financing). These same challenges, to the extent they occur, could result in a material negative impact on AFC's results of operations. A significant decline in used vehicle sales would result in a decrease in consumer auto loan originations and an increased number of dealers defaulting on their loans. In addition, volatility in wholesale vehicle pricing impacts the value of recovered collateral on defaulted loans and the resulting severity of credit losses at AFC. A decrease in wholesale used car pricing could lead to increased losses if dealers are unable to satisfy their obligations.
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
Sources of Revenues and Expenses
The vehicles sold on our marketplaces generate auction fees from buyers and sellers. The Company generally does not take title to these consigned vehicles and records only its auction fees as revenue ("Auction fees" in the consolidated statement of income (loss)) because it has no influence on the vehicle auction selling price agreed to by the seller and the buyer at the auction. The Company does not record the gross selling price of the consigned vehicles sold at auction as revenue. The Company generally enforces its rights to payment for seller transactions through net settlement provisions following the sale of a vehicle. Marketplace services such as inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, collateral recovery services and technology solutions are generally recognized at the time of service ("Service revenue" in the consolidated statement of income (loss)). The Company also sells vehicles that have been purchased, which represent approximately 2% of the total volume of vehicles sold. For these types of sales, the Company does record the gross selling price of purchased vehicles sold at auction as revenue ("Purchased vehicle sales" in the consolidated statement of income (loss)) and the gross purchase price of the vehicles as "Cost of services." AFC's revenue ("Finance revenue" in the consolidated statement of income (loss)) is comprised of interest revenue and fee and other revenue associated with our finance receivables. AFC's interest revenue is generally determined based on the applicable prime rate plus a margin.
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
Our operating expenses consist of cost of services, finance interest expense, provision for credit losses, selling, general and administrative and depreciation and amortization. Cost of services is composed of payroll and related costs, subcontract services, the cost of vehicles purchased, supplies, insurance, property taxes, utilities, service contract claims, maintenance and lease expense related to the auction sites and loan offices. Cost of services excludes depreciation and amortization. Selling, general and administrative expenses are comprised of payroll and related costs, sales and marketing, information technology services and professional fees.

Results of Operations
Overview of Results of OPENLANE, Inc. for the Years Ended December 31, 2024 and 2023:

	Year Ended December 31,
(Dollars in millions except per share amounts)	2024	2023
Revenues
Auction fees	$443.8	$395.3
Service revenue	586.6	619.7
Purchased vehicle sales	327.0	236.7
Finance revenue	431.1	444.0
Total operating revenues	1,788.5	1,695.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	956.3	867.6
Finance interest expense	123.5	130.6
Provision for credit losses	54.3	59.2
Selling, general and administrative	408.6	421.8
Depreciation and amortization	95.2	101.5
Gain on sale of business	(31.6)	—
Goodwill and other intangibles impairment	—	250.8
Total operating expenses	1,606.3	1,831.5
Operating profit (loss)	182.2	(135.8)
Interest expense	21.8	25.2
Other expense (income), net	2.5	(15.6)
Loss on extinguishment of debt	—	1.1
Income (loss) from continuing operations before income taxes	157.9	(146.5)
Income taxes	48.0	8.3
Income (loss) from continuing operations	109.9	(154.8)
Income from discontinued operations, net of income taxes	—	0.7
Net income (loss)	$109.9	$(154.1)
Income (loss) from continuing operations per share
Basic	$0.46	$(1.83)
Diluted	$0.45	$(1.83)
Overview
For the year ended December 31, 2024, we had revenue of $1,788.5 million compared with revenue of $1,695.7 million for the year ended December 31, 2023, an increase of 5%. For a further discussion of our operating results, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $6.3 million, or 6%, to $95.2 million for the year ended December 31, 2024, compared with $101.5 million for the year ended December 31, 2023. The decrease in depreciation and amortization was primarily the result of assets that have become fully amortized.
Gain on Sale of Business
In December 2024, the Company completed the sale of its automotive key business, resulting in a pretax gain on disposal of approximately $31.6 million for the year ended December 31, 2024.

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
The deferred tax benefits of $52.5 million and $6.5 million associated with the goodwill and tradename impairments in the second quarter of 2023, respectively, resulted in the U.S. being in a net deferred tax asset position. Due to the three-year cumulative loss related to U.S. operations, we recorded a $35.8 million and $36.4 million valuation allowance against the U.S. net deferred tax asset at December 31, 2024 and 2023, respectively.
Interest Expense
Interest expense decreased $3.4 million, or 13%, to $21.8 million for the year ended December 31, 2024, compared with $25.2 million for the year ended December 31, 2023. The decrease in interest expense was primarily the result of the partial repayment of senior note debt in 2023.
Other Expense (Income), Net
For the year ended December 31, 2024, we had other expense of $2.5 million compared with other income of $15.6 million for the year ended December 31, 2023. The decrease in other income was primarily attributable to the receipt of $20.0 million in connection with the early termination of a contractual arrangement that occurred during the second quarter of 2023 and a net decrease in other miscellaneous income aggregating $1.0 million, partially offset by the 2023 impairment of an equity security and note receivable with the same investee aggregating $10.3 million and a $1.3 million contingent consideration valuation adjustment in 2023. In addition, there were $5.8 million in foreign currency losses on intercompany loan balances for the year ended December 31, 2024, compared with $2.9 million in foreign currency gains on intercompany loan balances for the year ended December 31, 2023.
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
Income Taxes
We had an effective tax rate of 30.4% for the year ended December 31, 2024, compared with an effective tax rate of -5.7% resulting in expense on a pre-tax loss for the year ended December 31, 2023. The effective tax rate for the year ended December 31, 2023 was impacted by the goodwill and other intangibles impairment charges and resulting $59.0 million deferred tax benefit recorded with respect to the impairment of tax deductible goodwill and the impairment of other intangibles, partially offset by the $36.4 million deferred tax expense associated with the recording of valuation allowance against the U.S. net deferred tax asset.
We recorded a $35.8 million and $36.4 million valuation allowance against the U.S. net deferred tax asset at December 31, 2024 and 2023, respectively. The realization of the net deferred tax assets is dependent on our ability to generate sufficient future taxable income to utilize these assets. Depending on our current and anticipated future earnings, we may release a significant portion of our valuation allowance in a future period if there is sufficient positive evidence which would result in a corresponding decrease to income tax expense in such period. The actual timing and amount of the valuation allowance to be released is uncertain.
Additionally, the Organization for Economic Cooperation and Development has published a proposal to establish a new global minimum corporate tax rate of 15%, commonly referred to as Pillar Two. While the U.S. has not yet adopted the Pillar Two framework into law, numerous countries in which we operate have enacted tax legislation based on the Pillar Two framework with certain components of the minimum tax rules effective beginning in 2024 and further rules becoming effective beginning in 2025. These rules are not expected to materially impact the Company's consolidated financial statements. The Company will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.
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
Impact of Foreign Currency
For the year ended December 31, 2024 compared with the year ended December 31, 2023, the change in the Canadian dollar exchange rate decreased revenue by $5.6 million, operating profit by $1.3 million and net income by $0.5 million.
Marketplace Results

	Year Ended December 31,
(Dollars in millions)	2024	2023
Auction fees	$443.8	$395.3
Service revenue	586.6	619.7
Purchased vehicle sales	327.0	236.7
Total Marketplace revenue	1,357.4	1,251.7
Cost of services*	964.0	883.6
Gross profit	393.4	368.1
Provision for credit losses	6.7	8.6
Selling, general and administrative	359.6	372.0
Depreciation and amortization	8.2	10.3
Gain on sale of business	(31.6)	—
Goodwill and other intangibles impairment	—	250.8
Operating profit (loss)	$50.5	$(273.6)
Commercial vehicles sold	826,000	710,000
Dealer consignment vehicles sold	620,000	621,000
Total vehicles sold	1,446,000	1,331,000
* Includes depreciation and amortization
Total Marketplace Revenue
Revenue from the Marketplace segment increased $105.7 million, or 8%, to $1,357.4 million for the year ended December 31, 2024, compared with $1,251.7 million for the year ended December 31, 2023. The increase in revenue was primarily attributable to the 9% increase in the number of vehicles sold. For the year ended December 31, 2024, there was an increase in purchased vehicle sales and auction fees, partially offset by the decrease in service revenue (discussed below). The change in revenue included the impact of a decrease in revenue of $4.4 million due to fluctuations in the Canadian dollar exchange rate.
The 9% increase in the number of vehicles sold was primarily comprised of a 16% increase in commercial volumes. The gross merchandise value ("GMV") of vehicles sold for the year ended December 31, 2024 and 2023 was approximately $27.1 billion and $24.1 billion, respectively.
Auction Fees
Auction fees increased $48.5 million, or 12%, to $443.8 million for the year ended December 31, 2024, compared with $395.3 million for the year ended December 31, 2023. The number of vehicles sold increased 9%. Auction fees per vehicle sold for the year ended December 31, 2024 increased $10, or 3%, to $307, compared with $297 for the year ended December 31, 2023. The increase in auction fees per vehicle sold reflects the mix of vehicles sold in 2024 and the impact of price increases.

Service Revenue
Service revenue decreased $33.1 million, or 5%, to $586.6 million for the year ended December 31, 2024, compared with $619.7 million for the year ended December 31, 2023, primarily as a result of a decrease in transportation revenue of $44.5 million, of which $59.4 million related to a change in a key customer contract that resulted in the customer's revenue for the year ended December 31, 2024 being recorded on a net commission basis instead of a gross basis, as it was recorded for most of the year ended December 31, 2023. In addition, there was a net decrease in other miscellaneous service revenues aggregating approximately $3.0 million, partially offset by increases in inspection service revenue of $9.5 million and reconditioning revenue of $4.9 million.
Purchased Vehicle Sales
The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold, which represent approximately 2% of total vehicles sold. Purchased vehicle sales increased $90.3 million, or 38%, to $327.0 million for the year ended December 31, 2024, compared with $236.7 million for the year ended December 31, 2023, primarily as a result of an increase in purchased vehicles sold in Europe.
Gross Profit
For the year ended December 31, 2024, gross profit from the Marketplace segment increased $25.3 million, or 7%, to $393.4 million, compared with $368.1 million for the year ended December 31, 2023. Gross profit improvements were driven by a $33.7 million increase from auction and service volumes, $6.8 million decrease from depreciation and amortization and $4.5 million from pricing. These improvements were partially offset by the Canadian Digital Service Tax ("Canadian DST"), which represented a decrease of $10.2 million and a $9.5 million decrease in gross profit resulting from a higher mix of commercial volumes.
Gross profit from the Marketplace segment was 29.0% of revenue for the year ended December 31, 2024, compared with 29.4% of revenue for the year ended December 31, 2023. Gross profit as a percentage of revenue decreased for the year ended December 31, 2024 as compared with the year ended December 31, 2023, due to an increase in purchased vehicle sales and the Canadian DST, partially offset by a change in a key customer contract (see discussion in "Service revenue" above), increased volumes, increased prices and cost savings initiatives.
On June 28, 2024, Canada enacted a new 3% Canadian DST on certain online revenues, including online marketplace service revenues, of companies with consolidated revenues of at least €750 million. The Company recorded $10.2 million of Canadian DST to cost of services in 2024. The Canadian DST was retroactive to January 1, 2022, resulting in approximately $4.8 million, $3.8 million and $1.6 million of expense related to the years ending December 31, 2024, 2023 and 2022, respectively. During the third quarter of 2024, the Company increased its prices to prospectively mitigate the Canadian DST.
Provision for Credit Losses
Provision for credit losses from the Marketplace segment decreased $1.9 million, or 22%, to $6.7 million for the year ended December 31, 2024, compared with $8.6 million for the year ended December 31, 2023, primarily as a result of initiatives implemented to reduce risk in the marketplace and decrease bad debt expense.
Selling, General and Administrative
Selling, general and administrative expenses from the Marketplace segment decreased $12.4 million, or 3%, to $359.6 million for the year ended December 31, 2024, compared with $372.0 million for the year ended December 31, 2023, primarily as a result of decreases in compensation expense of $9.8 million, information technology costs of $4.3 million, professional fees of $3.7 million and other miscellaneous expenses aggregating $1.4 million, partially offset by increases in severance of $4.2 million and marketing costs of $2.6 million.
Gain on Sale of Business
In December 2024, the Company completed the sale of its automotive key business, resulting in a pretax gain on disposal of approximately $31.6 million for the year ended December 31, 2024.
Goodwill and Other Intangibles Impairment
See the above discussion of goodwill and other intangibles impairment in the consolidated results of operations for OPENLANE, Inc.

Finance Results

	As of and for the Year Ended December 31,
(Dollars in millions)	2024	2023
Finance revenue
Interest revenue	$231.1	$248.4
Fee and other revenue	200.0	195.6
Total Finance revenue	431.1	444.0
Finance interest expense	123.5	130.6
Net Finance margin	307.6	313.4
Finance provision for credit losses	47.6	50.6
Cost of services (exclusive of depreciation and amortization)	67.4	65.9
Selling, general and administrative	49.0	49.8
Depreciation and amortization	11.9	9.3
Operating profit	$131.7	$137.8
Portfolio Performance Information
Floorplans originated	1,026,000	997,000
Floorplans curtailed*	619,000	634,000
Total loan transaction units	1,645,000	1,631,000
Total receivables managed	$2,314.0	$2,274.1
Average receivables managed**	$2,239.3	$2,359.2
Allowance for credit losses	$19.8	$23.0
Allowance for credit losses as a percentage of total receivables managed	0.9%	1.0%
Finance provision for credit losses as a percentage of average receivables managed	2.1%	2.1%
Receivables delinquent as a percentage of total receivables managed	0.8%	1.0%
* Floorplans curtailed represent existing loans that customers opt to extend beyond the initial term upon the customer making a partial principal payment and payment of accrued interest and fees.
** Average receivables managed is calculated based on the daily ending balance of total receivables managed.

	% of Avg. Receivables Managed Year Ended December 31,
Yields	2024	2023
Finance revenue yield
Interest revenue	10.3%	10.5%
Fee and other revenue	9.0%	8.3%
Total Finance revenue yield	19.3%	18.8%
Finance interest expense	5.6%	5.5%
Net Finance margin	13.7%	13.3%
Revenue
For the year ended December 31, 2024, the Finance segment revenue decreased $12.9 million, or 3%, to $431.1 million, compared with $444.0 million for the year ended December 31, 2023. The decrease in revenue was primarily the result of decreases in loan values resulting in a decrease in average receivables managed, partially offset by a 1% increase in loan transaction units.
Finance Interest Expense
For the year ended December 31, 2024, finance interest expense decreased $7.1 million, or 5%, to $123.5 million, compared with $130.6 million for the year ended December 31, 2023. The decrease in finance interest expense was primarily attributable to a decrease in the average balance on the AFC securitization obligations and a reduction in cost of funds with the securitization renewal.
Net Finance Margin
For the year ended December 31, 2024, the net Finance margin percent increased 0.4% to 13.7%, compared with 13.3% for the year ended December 31, 2023. The increase was primarily attributable to a 0.7% increase in fee and other revenue yield. The net interest yield was 4.7% and 5.0% for the year ended December 31, 2024 and 2023, respectively.
Finance Provision for Credit Losses
For the year ended December 31, 2024, finance provision for credit losses decreased $3 million, or 6%, to $47.6 million, compared with $50.6 million for the year ended December 31, 2023. The provision for credit losses remained constant at 2.1% of the average receivables managed for the year ended December 31, 2024 and 2023. The provision for credit losses is expected to be approximately 2% or under, on a long-term basis, of the average receivables managed balance. However, the actual losses in any particular quarter or year could deviate from this range.
Cost of Services
For the year ended December 31, 2024, cost of services for the Finance segment increased $1.5 million, or 2%, to $67.4 million, compared with $65.9 million for the year ended December 31, 2023. The increase in cost of services was primarily the result of increases in professional fees of $0.7 million, compensation expense of $0.4 million, travel expenses of $0.4 million and other miscellaneous expenses aggregating $1.0 million, partially offset by a decrease in lot check expenses of $1.0 million.
Selling, General and Administrative
Selling, general and administrative expenses for the Finance segment decreased $0.8 million, or 2%, to $49.0 million for the year ended December 31, 2024, compared with $49.8 million for the year ended December 31, 2023 primarily as a result of decreases in information technology costs of $2.2 million and stock-based compensation of $1.2 million, partially offset by increases in title handling costs of $1.7 million and compensation expense of $0.9 million.
Select Finance Balance Sheet Items

	December 31,
(Dollars in millions)	2024	2023
Tangible Assets
Total assets	$2,677.7	$2,660.7
Intangible assets	260.1	261.7
Tangible assets	$2,417.6	$2,399.0

Tangible parent equity
Total parent equity***	$789.0	$799.4
Intangible assets	260.1	261.7
Tangible parent equity***	$528.9	$537.7
*** Parent equity represents OPENLANE's net investment in AFC. Parent equity was adjusted for an intercompany loan receivable of $726.7 million at December 31, 2023. The intercompany loan receivable represented accumulated cash and earnings of the Finance Segment. As a result of a dividend from AFC to the Company, the intercompany loan receivable was eliminated in the second quarter of 2024. Tangible parent equity is a non-GAAP measure of AFC's capital.

Overview of Results of OPENLANE, Inc. for the Year Ended December 31, 2023 and 2022:

	Year Ended December 31,
(Dollars in millions except per share amounts)	2023	2022
Revenues
Auction fees	$395.3	$370.3
Service revenue	619.7	590.3
Purchased vehicle sales	236.7	182.9
Finance revenue	444.0	385.7
Total operating revenues	1,695.7	1,529.2
Operating expenses
Cost of services (exclusive of depreciation and amortization)	867.6	834.3
Finance interest expense	130.6	79.0
Provision for credit losses	59.2	18.6
Selling, general and administrative	421.8	436.3
Depreciation and amortization	101.5	100.2
Gain on sale of property	—	(33.9)
Goodwill and other intangibles impairment	250.8	—
Total operating expenses	1,831.5	1,434.5
Operating (loss) profit	(135.8)	94.7
Interest expense	25.2	40.2
Other (income) expense, net	(15.6)	(1.3)
Loss on extinguishment of debt	1.1	17.2
(Loss) income from continuing operations before income taxes	(146.5)	38.6
Income taxes	8.3	10.0
(Loss) income from continuing operations	(154.8)	28.6
Income from discontinued operations, net of income taxes	0.7	212.6
Net (loss) income	$(154.1)	$241.2
(Loss) income from continuing operations per share
Basic	$(1.83)	$(0.10)
Diluted	$(1.83)	$(0.10)
Overview
For the year ended December 31, 2023, we had revenue of $1,695.7 million compared with revenue of $1,529.2 million for the year ended December 31, 2022, an increase of 11%. For a further discussion of our operating results, see the segment results discussions below.
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
As a result of the second quarter 2023 impairment charges, the carrying value of the U.S. Dealer-to-Dealer and Europe reporting units approximated fair value. The assumptions used in the discounted cash flow analysis are subject to inherent uncertainties and subjectivity. As such, changes in our future forecasts, operating results, cash flows, discount rates and other factors used to estimate the fair value of our reporting units may result in additional goodwill impairment charges in the future, and could have a material, non-cash, effect on our consolidated operating profit (loss) and net income (loss).
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
Interest Expense
Interest expense decreased $15.0 million, or 37%, to $25.2 million for the year ended December 31, 2023, compared with $40.2 million for the year ended December 31, 2022. The decrease in interest expense was primarily the result of repayments of term loan and senior note debt in 2022 and 2023, partially offset by a realized gain in 2022 of $16.7 million related to the discontinuance of hedge accounting and termination of the interest rate swaps.

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

Marketplace Results

	Year Ended December 31,
(Dollars in millions)	2023	2022
Auction fees	$395.3	$370.3
Service revenue	619.7	590.3
Purchased vehicle sales	236.7	182.9
Total Marketplace revenue	1,251.7	1,143.5
Cost of services*	883.6	848.1
Gross profit	368.1	295.4
Provision for credit losses	8.6	8.8
Selling, general and administrative	372.0	389.8
Depreciation and amortization	10.3	15.4
Gain on sale of property	—	(33.9)
Goodwill and other intangibles impairment	250.8	—
Operating loss	$(273.6)	$(84.7)
Commercial vehicles sold	710,000	661,000
Dealer consignment vehicles sold	621,000	636,000
Total vehicles sold	1,331,000	1,297,000
* Includes depreciation and amortization
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

Gross Profit
For the year ended December 31, 2023, gross profit from the Marketplace segment increased $72.7 million, or 25%, to $368.1 million, compared with $295.4 million for the year ended December 31, 2022. Revenue increased 9% for the year ended December 31, 2023, while cost of services increased 4% during the same period. Gross profit from the Marketplace segment was 29.4% of revenue for the year ended December 31, 2023, compared with 25.8% of revenue for the year ended December 31, 2022. Gross profit as a percentage of revenue increased for the year ended December 31, 2023 as compared with the year ended December 31, 2022, primarily due to improved transportation margins, improved profitability in our dealer-to-dealer platforms, cost savings initiatives and an increase in third-party fees for platform services.
Provision for Credit Losses
Provision for credit losses from the Marketplace segment decreased $0.2 million, or 2%, to $8.6 million for the year ended December 31, 2023, compared with $8.8 million for the year ended December 31, 2022.
Selling, General and Administrative
Selling, general and administrative expenses from the Marketplace segment decreased $17.8 million, or 5%, to $372.0 million for the year ended December 31, 2023, compared with $389.8 million for the year ended December 31, 2022, primarily as a result of decreases in professional fees of $9.8 million, severance of $5.9 million, fluctuations in the Canadian exchange rate of $5.5 million, telecom expenses of $3.0 million, information technology costs of $1.6 million and stock-based compensation of $1.0 million, partially offset by increases in incentive-based compensation of $3.4 million, marketing costs of $2.8 million, compensation expense of $1.3 million and other miscellaneous expenses aggregating $1.5 million.
Gain on Sale of Property
In October 2022, the Company closed on the sale of excess land in Montreal which resulted in a gain of $33.9 million.
Goodwill and Other Intangibles Impairment
See the above discussion of goodwill and other intangibles impairment in the consolidated results of operations for OPENLANE, Inc.

Finance Results

	As of and for the Year Ended December 31,
(Dollars in millions)	2023	2022
Finance revenue
Interest revenue	$248.4	$202.8
Fee and other revenue	195.6	182.9
Total Finance revenue	444.0	385.7
Finance interest expense	130.6	79.0
Net Finance margin	313.4	306.7
Finance provision for credit losses	50.6	9.8
Cost of services (exclusive of depreciation and amortization)	65.9	63.1
Selling, general and administrative	49.8	46.5
Depreciation and amortization	9.3	7.9
Operating profit	$137.8	$179.4
Portfolio Performance Information
Floorplans originated	997,000	939,000
Floorplans curtailed*	634,000	642,000
Total loan transaction units	1,631,000	1,581,000
Total receivables managed	$2,274.1	$2,389.1
Average receivables managed**	$2,359.2	$2,599.7
Allowance for credit losses	$23.0	$21.5
Allowance for credit losses as a percentage of total receivables managed	1.0%	0.9%
Finance provision for credit losses as a percentage of average receivables managed	2.1%	0.4%
Receivables delinquent as a percentage of total receivables managed	1.0%	0.7%
* Floorplans curtailed represent existing loans that customers opt to extend beyond the initial term upon the customer making a partial principal payment and payment of accrued interest and fees.
** Average receivables managed is calculated based on the daily ending balance of total receivables managed.

	% of Avg. Receivables Managed Year Ended December 31,
Yields	2023	2022
Finance revenue yield
Interest revenue	10.5%	7.8%
Fee and other revenue	8.3%	7.0%
Total Finance revenue yield	18.8%	14.8%
Finance interest expense	5.5%	3.0%
Net finance margin	13.3%	11.8%
Revenue
For the year ended December 31, 2023, the Finance segment revenue increased $58.3 million, or 15%, to $444.0 million, compared with $385.7 million for the year ended December 31, 2022. The increase in revenue was primarily the result of a 3% increase in loan transactions, an increase in interest yields driven by an increase in prime rates (weighted average prime rate increased over 325 basis points compared to 2022), and an increase in other fee revenue, partially offset by a decrease in loan values.

Finance Interest Expense
For the year ended December 31, 2023, finance interest expense increased $51.6 million, or 65%, to $130.6 million, compared with $79.0 million for the year ended December 31, 2022. The increase in finance interest expense was attributable to an approximately 3.4% increase in the average interest rate on the securitization obligations, which closely correlated with the increase in the weighted average Prime Rates over 2022 and 2023.
Net Finance Margin
For the year ended December 31, 2023, the net Finance margin percent increased 1.5% to 13.3%, compared with 11.8% for the year ended December 31, 2022. The increase was primarily attributable to a 1.3% increase in fee and other revenue yield. The net interest yield was 5.0% and 4.8% for the year ended December 31, 2023 and 2022, respectively.
Finance Provision for Credit Losses
For the year ended December 31, 2023, finance provision for credit losses increased $40.8 million, or 416%, to $50.6 million, compared with $9.8 million for the year ended December 31, 2022. The provision for credit losses increased to 2.1% of the average receivables managed for the year ended December 31, 2023 from 0.4% for the year ended December 31, 2022. The increased loss rate was due to significant used vehicle value declines, interest rate increases and tightening retail credit availability that impacted used retail sales. The provision for credit losses is expected to be approximately 2% or under, on a long-term basis, of the average receivables managed balance. However, the actual losses in any particular quarter or year could deviate from this range.
Cost of Services
For the year ended December 31, 2023, cost of services for the Finance segment increased $2.8 million, or 4%, to $65.9 million, compared with $63.1 million for the year ended December 31, 2022. The increase in cost of services was primarily the result of increases in compensation expense of $2.2 million, lot check expenses of $0.6 million and other miscellaneous expenses aggregating $1.3 million, partially offset by a decrease in incentive-based compensation of $1.3 million.
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
Select Finance Balance Sheet Items

	December 31,
(Dollars in millions)	2023	2022
Tangible Assets
Total assets	$2,660.7	$2,822.0
Intangible assets	261.7	260.9
Tangible assets	$2,399.0	$2,561.1

Tangible parent equity
Total parent equity***	$799.4	$894.6
Intangible assets	261.7	260.9
Tangible parent equity***	$537.7	$633.7
*** Parent equity represents OPENLANE's net investment in AFC. Parent equity is adjusted for an intercompany loan receivable of $726.7 million and $559.9 million at December 31, 2023 and 2022, respectively. The intercompany loan receivable represented accumulated cash and earnings of the Finance Segment. Tangible parent equity is a non-GAAP measure of AFC's capital.

Overview of Results of OPENLANE, Inc. for the Three Months Ended December 31, 2024 and 2023:

	Three Months Ended December 31,
(Dollars in millions except per share amounts)	2024	2023
Revenues
Auction fees	$112.0	$90.0
Service revenue	141.2	144.5
Purchased vehicle sales	95.6	60.2
Finance revenue	106.2	111.4
Total operating revenues	455.0	406.1
Operating expenses
Cost of services (exclusive of depreciation and amortization)	244.5	204.8
Finance interest expense	28.3	34.0
Provision for credit losses	12.1	17.2
Selling, general and administrative	99.7	101.4
Depreciation and amortization	23.0	25.3
Gain on sale of business	(31.6)	—
Total operating expenses	376.0	382.7
Operating profit	79.0	23.4
Interest expense	4.6	5.3
Other expense (income), net	5.4	(3.1)
Income from continuing operations before income taxes	69.0	21.2
Income taxes	16.7	7.6
Income from continuing operations	52.3	13.6
Income from discontinued operations, net of income taxes	—	0.7
Net income	$52.3	$14.3
Income from continuing operations per share
Basic	$0.29	$0.02
Diluted	$0.29	$0.02
Overview
For the three months ended December 31, 2024, we had revenue of $455.0 million compared with revenue of $406.1 million for the three months ended December 31, 2023, an increase of 12%. For a further discussion of our operating results, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $2.3 million, or 9%, to $23.0 million for the three months ended December 31, 2024, compared with $25.3 million for the three months ended December 31, 2023. The decrease in depreciation and amortization was primarily the result of assets that have become fully amortized.
Gain on Sale of Business
In December 2024, the Company completed the sale of its automotive key business, resulting in a pretax gain on disposal of approximately $31.6 million for the three months ended December 31, 2024.
Interest Expense
Interest expense decreased $0.7 million, or 13%, to $4.6 million for the three months ended December 31, 2024, compared with $5.3 million for the three months ended December 31, 2023. The decrease in interest expense was primarily the result of a decrease in the borrowings on lines of credit.

Other Expense (Income), Net
For the three months ended December 31, 2024, we had other expense of $5.4 million compared with other income of $3.1 million for the three months ended December 31, 2023. The decrease in other income was primarily attributable to $6.5 million in foreign currency losses on intercompany loan balances for the three months ended December 31, 2024, compared with $2.1 million in foreign currency gains on intercompany loan balances for the three months ended December 31, 2023, partially offset by an increase in other miscellaneous income aggregating $0.1 million.
Income Taxes
We had an effective tax rate of 24.2% for the three months ended December 31, 2024, compared with an effective tax rate of 35.8% for the three months ended December 31, 2023. The effective tax rate for the three months ended December 31, 2024 was favorably impacted by a decrease in the valuation allowance related to current year movement of the adjusted U.S. net deferred tax asset, partially offset by the unfavorable impact of non-deductible goodwill recognized in the sale of the automotive key business. The effective tax rate for the three months ended December 31, 2023 was unfavorably impacted by an increase in the valuation allowance related to 2023 current year movement of the adjusted U.S. net deferred tax asset and tax expense related to current and planned distribution of foreign earnings.
We recorded a $35.8 million and $36.4 million valuation allowance against the U.S. net deferred tax asset at December 31, 2024 and 2023, respectively. The realization of the net deferred tax assets is dependent on our ability to generate sufficient future taxable income to utilize these assets. Depending on our current and anticipated future earnings, we may release a significant portion of our valuation allowance in a future period if there is sufficient positive evidence which would result in a corresponding decrease to income tax expense in such period. The actual timing and amount of the valuation allowance to be released is uncertain.
Additionally, the Organization for Economic Cooperation and Development has published a proposal to establish a new global minimum corporate tax rate of 15%, commonly referred to as Pillar Two. While the U.S. has not yet adopted the Pillar Two framework into law, numerous countries in which we operate have enacted tax legislation based on the Pillar Two framework with certain components of the minimum tax rules effective beginning in 2024 and further rules becoming effective beginning in 2025. These rules are not expected to materially impact the Company's consolidated financial statements. The Company will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.
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
Impact of Foreign Currency
For the three months ended December 31, 2024 compared with the three months ended December 31, 2023, the change in the Canadian dollar exchange rate decreased revenue by $2.7 million, operating profit by $0.7 million and net income by $0.4 million. For the three months ended December 31, 2024 compared with the three months ended December 31, 2023, the change in the euro exchange rate decreased revenue by $0.7 million and had no impact on operating profit and net income.

Marketplace Results

	Three Months Ended December 31,
(Dollars in millions)	2024	2023
Auction fees	$112.0	$90.0
Service revenue	141.2	144.5
Purchased vehicle sales	95.6	60.2
Total Marketplace revenue	348.8	294.7
Cost of services*	245.6	208.8
Gross profit	103.2	85.9
Provision for credit losses	1.5	2.4
Selling, general and administrative	88.3	89.3
Depreciation and amortization	1.9	2.4
Gain on sale of business	(31.6)	—
Operating profit (loss)	$43.1	$(8.2)
Commercial vehicles sold	192,000	183,000
Dealer consignment vehicles sold	155,000	135,000
Total vehicles sold	347,000	318,000
* Includes depreciation and amortization
Total Marketplace Revenue
Revenue from the Marketplace segment increased $54.1 million, or 18%, to $348.8 million for the three months ended December 31, 2024, compared with $294.7 million for the three months ended December 31, 2023. The increase in revenue was primarily attributable to the 9% increase in the number of vehicles sold. For the three months ended December 31, 2024, there was an increase in purchased vehicle sales and an increase in auction fees, partially offset by a decrease in service revenue (discussed below). The change in revenue included the impact of a decrease in revenue of $2.8 million due to fluctuations in the Canadian dollar and euro exchange rates.
The 9% increase in the number of vehicles sold was comprised of a 5% increase in commercial volumes and a 15% increase in dealer consignment volumes. The GMV of vehicles sold for the three months ended December 31, 2024 and 2023 was approximately $6.6 billion and $5.7 billion, respectively.
Auction Fees
Auction fees increased $22.0 million, or 24%, to $112.0 million for the three months ended December 31, 2024, compared with $90.0 million for the three months ended December 31, 2023. The number of vehicles sold increased 9%. Auction fees per vehicle sold for the three months ended December 31, 2024 increased $40, or 14%, to $323, compared with $283 for the three months ended December 31, 2023. The increase in auction fees per vehicle sold reflects the mix of vehicles sold in the fourth quarter of 2024 and the impact of price increases.
Service Revenue
Service revenue decreased $3.3 million, or 2%, to $141.2 million for the three months ended December 31, 2024 compared with $144.5 million for the three months ended December 31, 2023, primarily as a result of a decrease in repossession fees of $6.5 million, partially offset by increases in transportation revenue of $2.7 million and other miscellaneous service revenues aggregating approximately $0.5 million.
Purchased Vehicle Sales
The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold, which represent approximately 2% of total vehicles sold. Purchased vehicle sales increased $35.4 million, or 59%, to $95.6 million for the three months ended December 31, 2024, compared with $60.2 million for the three months ended December 31, 2023, primarily as a result of an increase in purchased vehicles sold in Europe.

Gross Profit
For the three months ended December 31, 2024, gross profit for the Marketplace segment increased $17.3 million, or 20%, to $103.2 million, compared with $85.9 million for the three months ended December 31, 2023. Gross profit improvements were driven by a $9.5 million increase in auction and service volumes, a $5.9 million increase resulting from other items and a higher mix of dealer consignment vehicles and $2.2 million decrease from depreciation and amortization. These improvements were partially offset by a $0.3 million decrease from pricing.
Gross profit from the Marketplace segment was 29.6% of revenue for the three months ended December 31, 2024, compared with 29.1% of revenue for the three months ended December 31, 2023. Gross profit as a percentage of revenue increased for the three months ended December 31, 2024 as compared with the three months ended December 31, 2023, primarily due to increased volumes and the reversal of a portion of the Canadian DST related to prior years, partially offset by an increase in purchased vehicle sales.
On June 28, 2024, Canada enacted a new 3% Digital Services Tax (“Canadian DST”) on certain online revenues, including online marketplace service revenues, of companies with consolidated revenues of at least €750 million. In the fourth quarter of 2024, the Company updated its estimate of the Canadian DST related to 2023 and 2022. This resulted in a net $3.0 million benefit to cost of services in the fourth quarter of 2024. In addition, as previously noted, the Canadian DST was partially mitigated by corresponding price increases put in place during the third quarter.
Provision for Credit Losses
Provision for credit losses from the Marketplace segment decreased $0.9 million, or 38%, to $1.5 million for the three months ended December 31, 2024, compared with $2.4 million for the three months ended December 31, 2023, primarily as a result of initiatives implemented to reduce risk in the marketplace and decrease bad debt expense.
Selling, General and Administrative
Selling, general and administrative expenses from the Marketplace segment decreased $1.0 million, or 1%, to $88.3 million for the three months ended December 31, 2024, compared with $89.3 million for the three months ended December 31, 2023, primarily as a result of decreases in information technology costs of $2.5 million, compensation expense of $2.0 million, stock-based compensation of $1.9 million and other miscellaneous expenses aggregating $0.3 million, partially offset by increases in incentive-based compensation of $4.6 million and marketing costs of $1.1 million.
Gain on Sale of Business
In December 2024, the Company completed the sale of its automotive key business, resulting in a pretax gain on disposal of approximately $31.6 million for the three months ended December 31, 2024.

Finance Results

	As of and for the Three Months Ended December 31,
(Dollars in millions)	2024	2023
Finance revenue
Interest revenue	$54.5	$62.9
Fee and other revenue	51.7	48.5
Total Finance revenue	106.2	111.4
Finance interest expense	28.3	34.0
Net Finance margin	77.9	77.4
Finance provision for credit losses	10.6	14.8
Cost of services (exclusive of depreciation and amortization)	17.0	16.3
Selling, general and administrative	11.4	12.1
Depreciation and amortization	3.0	2.6
Operating profit	$35.9	$31.6
Portfolio Performance Information
Floorplans originated	250,000	236,000
Floorplans curtailed*	155,000	166,000
Total loan transaction units	405,000	402,000
Total receivables managed	$2,314.0	$2,274.1
Average receivables managed**	$2,259.6	$2,319.8
Allowance for credit losses	$19.8	$23.0
Allowance for credit losses as a percentage of total receivables managed	0.9%	1.0%
Annualized finance provision for credit losses as a percentage of average receivables managed	1.9%	2.6%
Receivables delinquent as a percentage of total receivables managed	0.8%	1.0%
* Floorplans curtailed represent existing loans that customers opt to extend beyond the initial term upon the customer making a partial principal payment and payment of accrued interest and fees.
** Average receivables managed is calculated based on the daily ending balance of total receivables managed.

	% of Avg. Receivables Managed Three Months Ended December 31,
Yields (Annualized)	2024	2023
Finance revenue yield
Interest revenue	9.6%	10.8%
Fee and other revenue	9.2%	8.4%
Total Finance revenue yield	18.8%	19.2%
Finance interest expense	5.0%	5.9%
Net finance margin	13.8%	13.3%
Revenue
For the three months ended December 31, 2024, the Finance segment revenue decreased $5.2 million, or 5%, to $106.2 million, compared with $111.4 million for the three months ended December 31, 2023. The decrease in revenue was primarily the result of decreases in interest yields and loan values resulting in a decrease in average receivables managed, partially offset by a 1% increase in loan transaction units.

Finance Interest Expense
For the three months ended December 31, 2024, finance interest expense decreased $5.7 million, or 17%, to $28.3 million, compared with $34.0 million for the three months ended December 31, 2023. The decrease in finance interest expense was attributable to a decrease in the average balance on the AFC securitization obligations and an approximately 1% decrease in the average interest rate on the securitization obligations.
Net Finance Margin (Annualized)
For the three months ended December 31, 2024, the net Finance margin percent increased 0.5% to 13.8%, compared with 13.3% for the three months ended December 31, 2023. The increase was primarily attributable to a 0.8% increase in fee and other revenue yield. The net interest yield was 4.6% and 4.9% for the three months ended December 31, 2024 and 2023, respectively.
Finance Provision for Credit Losses
For the three months ended December 31, 2024, finance provision for credit losses decreased $4.2 million, or 28%, to $10.6 million, compared with $14.8 million for the three months ended December 31, 2023. The provision for credit losses decreased to 1.9% of the average receivables managed for the three months ended December 31, 2024 from 2.6% for the three months ended December 31, 2023. The provision for credit losses is expected to be approximately 2% or under, on a long-term basis, of the average receivables managed balance. However, the actual losses in any particular quarter or year could deviate from this range.
Cost of Services
For the three months ended December 31, 2024, cost of services for the Finance segment increased $0.7 million, or 4%, to $17.0 million, compared with $16.3 million for the three months ended December 31, 2023. The increase in cost of services was primarily the result of increases in compensation expense of $0.4 million and other miscellaneous expenses aggregating $0.5 million, partially offset by a decrease in lot check expenses of $0.2 million.
Selling, General and Administrative
Selling, general and administrative expenses for the Finance segment decreased $0.7 million, or 6%, to $11.4 million for the three months ended December 31, 2024, compared with $12.1 million for the three months ended December 31, 2023 primarily as a result of decreases in information technology costs of $0.8 million and stock-based compensation of $0.6 million, partially offset by increases in incentive-based compensation of $0.4 million and title handling costs of $0.3 million.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2024, our sources of liquidity consisted of cash on hand, working capital and amounts available under our Revolving Credit Facilities. Our principal ongoing sources of liquidity consist of cash generated by operations and borrowings under our Revolving Credit Facilities.

	December 31,
(Dollars in millions)	2024	2023
Cash and cash equivalents	$143.0	$93.5
Working capital	286.0	363.1
Amounts available under the Revolving Credit Facilities	397.9	133.3
Cash provided by operating activities for the year ended	292.8	237.0
We regularly evaluate alternatives for our capital structure and liquidity given our expected cash flows, growth and operating capital requirements as well as capital market conditions.
Working Capital
A substantial amount of our working capital (current assets less current liabilities) associated with our Marketplace segment is generated from the payments received for services provided. The majority of our working capital needs in the Marketplace segment are short-term in nature, usually less than a week in duration. Most financial institutions place a temporary hold on the availability of the funds deposited that generally can range up to two business days, resulting in cash in our accounts and on our balance sheet that is unavailable for use until it is made available. There are outstanding checks (book overdrafts) to sellers and vendors included in current liabilities. Because a portion of these outstanding checks for operations in the U.S. are drawn upon bank accounts at financial institutions other than the financial institutions that hold the cash, we cannot offset all the cash and the outstanding checks on our balance sheet. Changes in working capital vary from quarter-to-quarter as a result of the timing of collections and disbursements of funds to consignors from marketplace sales held near period end. The primary reason for the decrease in working capital year-over-year is the result of the senior notes being reclassified to current debt in June 2024, due to their maturity on June 1, 2025.
Approximately $46.8 million of available cash was held by our foreign subsidiaries at December 31, 2024. If funds held by our foreign subsidiaries were to be repatriated, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
AFC offers short-term inventory-secured financing, also known as floorplan financing, to independent vehicle dealers. Financing is primarily provided for terms of 30 to 90 days. AFC principally generates its funding through the sale of its receivables. The receivables sold pursuant to the securitization agreements are accounted for as secured borrowings. For further discussion of AFC's securitization arrangements, see "Securitization Facilities."
Credit Facilities
On June 23, 2023, we entered into the Credit Agreement, which replaced the Previous Credit Agreement, and provides for, among other things, the $325 million Revolving Credit Facility. As a result of replacing the Previous Credit Agreement, we incurred a non-cash loss on the extinguishment of debt of $0.4 million in the second quarter of 2023. The loss was the result of the write-off of unamortized debt issuance costs associated with lenders that are not participating in the Revolving Credit Facility. On January 19, 2024, the Company and ADESA Auctions Canada Corporation, a subsidiary of the Company (the "Canadian Borrower") entered into the First Amendment Agreement (the "First Amendment") to the Credit Agreement. The First Amendment provides for, among other things, (i) a C$175 million revolving credit facility in Canadian dollars (the "Canadian Revolving Credit Facility" and, together with the Revolving Credit Facility, "the Revolving Credit Facilities") and (ii) a C$50 million sub-limit (the "Canadian Sub-limit") under the Company's existing Revolving Credit Facility for borrowings in Canadian dollars. The proceeds from the Canadian Revolving Credit Facility were able to be used to finance a portion of the Manheim Canada acquisition, to pay for expenses related to the First Amendment and for ongoing working capital and general corporate purposes.
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
As of December 31, 2024 and 2023, $0.0 million and $137.0 million was drawn on the Revolving Credit Facilities, respectively. We had related outstanding letters of credit in the aggregate amount of $48.8 million and $54.7 million at December 31, 2024 and 2023, respectively, which reduce the amount available for borrowings under the Revolving Credit Facilities. Our European operations have lines of credit aggregating $31.1 million (€30 million) of which $20.7 million was drawn at December 31, 2024.
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
Certain covenants contained within the Credit Agreement are critical to an investor’s understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow the lenders under the Credit Agreement to declare all amounts borrowed immediately due and payable. The Credit Agreement contains a financial covenant requiring compliance with a maximum Consolidated Senior Secured Net Leverage Ratio not to exceed 3.5 as of the last day of each fiscal quarter on which any loans under the Revolving Credit Facilities are outstanding. The Consolidated Senior Secured Net Leverage Ratio is calculated as Consolidated Total Debt (as defined in the Credit Agreement) divided by Consolidated EBITDA (as defined in the Credit Agreement) for the last four quarters. Consolidated Total Debt includes, among other things, term loan borrowings, revolving loans, finance lease liabilities and other obligations for borrowed money less Unrestricted Cash (as defined in the Credit Agreement). Consolidated EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude, among other things, (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock-based compensation expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (i) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (j) expenses incurred in connection with permitted acquisitions; (k) any impairment charges or write-offs of intangibles; and (l) any extraordinary, unusual or non-recurring charges, expenses or losses. Our Consolidated Senior Secured Net Leverage Ratio was negative at December 31, 2024.
In addition, the Credit Agreement and the indenture governing our senior notes (see Note 12, "Long-Term Debt" for additional information) contain certain limitations on our ability to pay dividends and other distributions, make certain acquisitions or investments, grant liens and sell assets, and the Credit Agreement contains certain limitations on our ability to incur indebtedness. The applicable covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes at December 31, 2024.
Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. The Company pays interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year. The senior notes may be redeemed at par. The senior notes are guaranteed by the Subsidiary Guarantors. In June 2023, in connection with a previously announced offer to purchase, we prepaid $140 million of the senior notes at par with proceeds from the Transaction. We incurred a loss on the extinguishment of the senior notes of $0.7 million in the second quarter of 2023 primarily representative of the write-off of unamortized debt issuance costs associated with the portion of the senior notes repaid, as well as purchase offer expenses. In August 2022, we conducted a cash tender offer to purchase up to $600 million principal amount of the senior notes. The tender offer was oversubscribed and as such, $600 million of the senior notes were accepted for prepayment and were prepaid in August 2022 with proceeds from the Transaction. We incurred a loss on the extinguishment of the senior notes of $9.5 million in 2022 primarily representative of the early repayment premium and the write-off of unamortized debt issuance costs associated with the portion of the senior notes repaid. As of December 31, 2024 there was $210.0 million of senior notes outstanding, which are classified as current debt.
Liquidity
At December 31, 2024, the remaining $210.0 million of senior notes are classified as current debt and there were no borrowings on the Revolving Credit Facilities. At December 31, 2024, cash totaled $143.0 million and there was an additional $397.9 million available for borrowing under the Revolving Credit Facilities (net of $48.8 million in outstanding letters of credit). Funds held by our foreign subsidiaries could be repatriated, at which point state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
The Company’s auction volumes have been adversely impacted by the market conditions experienced in the automotive industry in recent years. We expect to see an improvement in the used vehicle market in the coming years, which is expected to increase the volume of vehicles entering our auction platforms and have a positive impact on our operating results. We believe our sources of liquidity from our cash and cash equivalents on hand, working capital, availability under our Revolving Credit Facilities and ongoing sources of liquidity from cash generated by operations and borrowings under our Revolving Credit Facilities are sufficient to meet our operating needs for the foreseeable future. In addition, we believe the previously mentioned sources of liquidity will be sufficient to fund our capital requirements and debt service payments for the foreseeable future, including the repayment of the $210.0 million in senior notes in 2025. A lack of recovery in market conditions, or further deterioration in market conditions, could materially affect the Company's liquidity.
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2028. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at December 31, 2024.
In September 2024, AFC and AFC Funding Corporation entered into a First Amendment and Joinder (the "First Amendment and Joinder") to the Tenth Amended and Restated Receivables Purchase Agreement. The First Amendment and Joinder provides for, among other things, an extension of the facility's maturity date from January 31, 2026 to January 31, 2028. We capitalized approximately $10.6 million of costs in connection with the First Amendment and Joinder.
We also have an agreement for the securitization of AFCI's receivables, which expires on January 31, 2028. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$300 million at December 31, 2024. In September 2024, AFCI entered into an Amendment No. 1 (the "Amendment No. 1") to the Receivables Purchase Agreement. The Amendment No. 1 incorporates and provides for, among other things, an extension of the facility's maturity date from January 31, 2026 to January 31, 2028. We capitalized approximately $1.1 million of costs in connection with the Amendment No. 1. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $2,314.0 million and $2,274.1 million at December 31, 2024 and 2023, respectively. AFC's allowance for losses was $19.8 million and $23.0 million at December 31, 2024 and 2023, respectively.
As of December 31, 2024 and 2023, $2,335.1 million and $2,296.4 million, respectively, of finance receivables (inclusive of accrued interest and fees) and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the $1,660.3 million and $1,631.9 million of gross obligations collateralized by finance receivables at December 31, 2024 and 2023, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. There were unamortized securitization issuance costs of approximately $18.8 million and $13.5 million at December 31, 2024 and 2023, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Agreement. At December 31, 2024, we were in compliance with the covenants in the securitization agreements.
EBITDA and Adjusted EBITDA
EBITDA and Adjusted EBITDA, as presented herein, are supplemental measures of our performance that are not required by, or presented in accordance with, generally accepted accounting principles in the United States, or GAAP. They are not measurements of our financial performance under GAAP and should not be considered substitutes for net income (loss), operating profit (loss) or any other performance measures derived in accordance with GAAP.
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
The following tables reconcile EBITDA and Adjusted EBITDA to income (loss) from continuing operations for the periods presented:

	Three Months Ended December 31, 2024
(Dollars in millions)	Marketplace	Finance	Consolidated
Income from continuing operations	$25.9	$26.4	$52.3
Add back:
Income taxes	7.3	9.4	16.7
Finance interest expense	—	28.3	28.3
Interest expense, net of interest income	4.1	—	4.1
Depreciation and amortization	20.0	3.0	23.0
EBITDA	57.3	67.1	124.4
Non-cash stock-based compensation	0.9	0.2	1.1
Acquisition related costs	0.1	—	0.1
Securitization interest	—	(25.7)	(25.7)
Gain on sale of business	(31.6)	—	(31.6)
Severance	2.3	0.1	2.4
Foreign currency (gains)/losses	6.4	0.1	6.5
(Gain)/loss on investments	(0.4)	—	(0.4)
Impact for newly enacted Canadian DST related to prior years	(4.6)	—	(4.6)
Other	0.5	—	0.5
Total addbacks/(deductions)	(26.4)	(25.3)	(51.7)
Adjusted EBITDA	$30.9	$41.8	$72.7

	Three Months Ended December 31, 2023
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(17.7)	$31.3	$13.6
Add back:
Income taxes	(2.5)	10.1	7.6
Finance interest expense	—	34.0	34.0
Interest expense, net of interest income	4.9	—	4.9
Depreciation and amortization	22.7	2.6	25.3
Intercompany interest	9.8	(9.8)	—
EBITDA	17.2	68.2	85.4
Non-cash stock-based compensation	2.7	0.9	3.6
Acquisition related costs	2.0	—	2.0
Securitization interest	—	(31.4)	(31.4)
Severance	2.0	0.1	2.1
Foreign currency (gains)/losses	(2.1)	—	(2.1)
(Gain)/loss on investments	—	(0.4)	(0.4)
Professional fees related to business improvement efforts	1.7	0.4	2.1
Other	0.2	0.3	0.5
Total addbacks/(deductions)	6.5	(30.1)	(23.6)
Adjusted EBITDA	$23.7	$38.1	$61.8

	Year Ended December 31, 2024
(Dollars in millions)	Marketplace	Finance	Consolidated
Income from continuing operations	$1.7	$108.2	$109.9
Add back:
Income taxes	11.3	36.7	48.0
Finance interest expense	—	123.5	123.5
Interest expense, net of interest income	20.2	—	20.2
Depreciation and amortization	83.3	11.9	95.2
Intercompany interest	13.3	(13.3)	—
EBITDA	129.8	267.0	396.8
Non-cash stock-based compensation	12.9	3.0	15.9
Acquisition related costs	0.6	—	0.6
Securitization interest	—	(112.7)	(112.7)
Gain on sale of business	(31.6)	—	(31.6)
Severance	10.5	1.1	11.6
Foreign currency (gains)/losses	5.8	—	5.8
(Gain)/loss on investments	(0.4)	—	(0.4)
Professional fees related to business improvement efforts	1.2	0.3	1.5
Impact for newly enacted Canadian DST related to prior years	5.4	—	5.4
Other	0.3	0.2	0.5
Total addbacks/(deductions)	4.7	(108.1)	(103.4)
Adjusted EBITDA	$134.5	$158.9	$293.4

	Year Ended December 31, 2023
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(277.5)	$122.7	$(154.8)
Add back:
Income taxes	(40.4)	48.7	8.3
Finance interest expense	—	130.6	130.6
Interest expense, net of interest income	21.7	—	21.7
Depreciation and amortization	92.2	9.3	101.5
Intercompany interest	33.9	(33.9)	—
EBITDA	(170.1)	277.4	107.3
Non-cash stock-based compensation	13.2	4.2	17.4
Loss on extinguishment of debt	1.1	—	1.1
Acquisition related costs	3.1	—	3.1
Securitization interest	—	(120.4)	(120.4)
Severance	5.1	0.4	5.5
Foreign currency (gains)/losses	(2.9)	—	(2.9)
Goodwill and other intangibles impairment	250.8	—	250.8
Contingent consideration adjustment	1.3	—	1.3
Professional fees related to business improvement efforts	5.4	1.2	6.6
Other	1.3	0.9	2.2
Total addbacks/(deductions)	278.4	(113.7)	164.7
Adjusted EBITDA	$108.3	$163.7	$272.0

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	December 31, 2024
Net income	$18.5	$10.7	$28.4	$52.3	$109.9
Less: Income from discontinued operations	—	—	—	—	—
Income from continuing operations	18.5	10.7	28.4	52.3	109.9
Add back:
Income taxes	10.7	7.5	13.1	16.7	48.0
Finance interest expense	32.6	31.9	30.7	28.3	123.5
Interest expense, net of interest income	6.7	5.2	4.2	4.1	20.2
Depreciation and amortization	24.3	24.1	23.8	23.0	95.2
EBITDA	92.8	79.4	100.2	124.4	396.8
Non-cash stock-based compensation	7.0	3.7	4.1	1.1	15.9
Acquisition related costs	0.3	0.2	—	0.1	0.6
Securitization interest	(29.9)	(29.2)	(27.9)	(25.7)	(112.7)
Gain on sale of business	—	—	—	(31.6)	(31.6)
Severance	1.7	6.0	1.5	2.4	11.6
Foreign currency (gains)/losses	2.0	0.5	(3.2)	6.5	5.8
(Gain)/loss on investments	—	—	—	(0.4)	(0.4)
Professional fees related to business improvement efforts	0.8	0.7	—	—	1.5
Impact for newly enacted Canadian DST related to prior years	—	10.0	—	(4.6)	5.4
Other	0.1	0.1	(0.2)	0.5	0.5
Total addbacks/(deductions)	(18.0)	(8.0)	(25.7)	(51.7)	(103.4)
Adjusted EBITDA from continuing ops	$74.8	$71.4	$74.5	$72.7	$293.4

Summary of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2024	2023
Net cash provided by (used by):
Operating activities - continuing operations	$292.8	$237.0
Operating activities - discontinued operations	(1.4)	(1.6)
Investing activities - continuing operations	(70.9)	(90.5)
Investing activities - discontinued operations	—	7.0
Financing activities - continuing operations	(173.9)	(279.9)
Financing activities - discontinued operations	—	—
Net change in cash balances of discontinued operations	—	—
Effect of exchange rate on cash	(21.8)	9.2
Net increase (decrease) in cash, cash equivalents and restricted cash	$24.8	$(118.8)
Cash flow from operating activities (continuing operations) Net cash provided by operating activities (continuing operations) was $292.8 million for the year ended December 31, 2024, compared with $237.0 million for the year ended December 31, 2023. Cash provided by continuing operations for 2024 consisted primarily of cash earnings and a decrease in trade receivables and other assets, partially offset by a decrease in accounts payable and accrued expenses. Cash provided by continuing operations for 2023 consisted primarily of cash earnings and an increase in accounts payable and accrued expenses, partially offset by an increase in trade receivables and other assets. The increase in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for marketplace sales held near period-ends.
Changes in AFC’s accounts payable balance are presented in cash flows from operating activities while changes in AFC’s finance receivables are presented in cash flows from investing activities. Changes in these balances can cause variations in operating and investing cash flows.
Cash flow from investing activities (continuing operations) Net cash used by investing activities (continuing operations) was $70.9 million for the year ended December 31, 2024, compared with $90.5 million for the year ended December 31, 2023. The cash used by investing activities in 2024 was primarily from an increase in finance receivables held for investment and purchases of property and equipment, partially offset by the proceeds from the sale of a business. The cash used by investing activities in 2023 was primarily from the acquisition of Manheim Canada and purchases of property and equipment, partially offset by a decrease in finance receivables held for investment.
Cash flow from financing activities (continuing operations) Net cash used by financing activities (continuing operations) was $173.9 million for the year ended December 31, 2024, compared with $279.9 million for the year ended December 31, 2023. The cash used by financing activities for the year ended December 31, 2024 was primarily due to repayments on lines of credit, dividends paid on the Series A Preferred Stock, repurchases and retirement of common stock and payments for debt issuance costs, partially offset by a net increase in obligations collateralized by finance receivables. The cash used by financing activities in 2023 was primarily due to the early repayment of senior notes, a net decrease in obligations collateralized by finance receivables, dividends paid on the Series A Preferred Stock, repurchases and retirement of common stock and payments of contingent consideration.
Cash flow from operating activities (discontinued operations) Net cash used by operating activities (discontinued operations) was $1.4 million for the year ended December 31, 2024, compared with $1.6 million for the year ended December 31, 2023. The cash used by operating activities for the year ended December 31, 2024 was primarily attributable to the payment of an accrued obligation. The cash used by operating activities for the year ended December 31, 2023 was primarily attributable to an adjustment to income taxes.
Cash flow from investing activities (discontinued operations) There were no investing activities (discontinued operations) for the year ended December 31, 2024, compared with net cash provided by investing activities of $7.0 million for the year ended December 31, 2023. The cash provided by investing activities for the year ended December 31, 2023 was attributable to the final proceeds from the sale of the ADESA U.S. physical auction business.
Cash flow from financing activities (discontinued operations) There were no financing activities (discontinued operations) for the year ended December 31, 2024 and 2023.
Capital Expenditures
Capital expenditures for the years ended December 31, 2024 and 2023 approximated $53.0 million and $52.0 million, respectively. Capital expenditures were funded from internally generated funds. We continue to invest in our core information technology capabilities and our service locations. Capital expenditures are expected to be approximately $50 million to $55 million for fiscal year 2025. Future capital expenditures could vary substantially based on capital project timing, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Dividends
The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends were payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payments (through June 30, 2022), and thereafter, in cash or in kind, or in any combination of both, at the option of the Company. For the years ended December 31, 2024 and 2023, the holders of the Series A Preferred Stock received cash dividends aggregating $44.4 million each year. For the year ended December 31, 2022, the holders of the Series A Preferred Stock received cash dividends aggregating $22.2 million and dividends in kind with a value in the aggregate of approximately $21.6 million. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.

Contractual Obligations
To provide a clear picture of matters potentially impacting our liquidity position, the table below sets forth a summary of our contractual obligations as of December 31, 2024. Some of the figures included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we may actually pay in future periods could vary from those reflected in the table. This table does not include the obligations related to our securitization facilities, which are not secured by the general assets of OPENLANE. It also does not include the obligations related to our Series A Preferred Stock. Our securitization facilities and Series A Preferred Stock are discussed in Note 8 and Note 15, respectively, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The following table summarizes our contractual cash obligations as of December 31, 2024 (in millions):

	Payments Due by Period
Contractual Obligations	Total	1 year or Less	More than 1 Year
Long-term debt
$325 million Revolving Credit Facility (a)	$—	$—	$—
Canadian Revolving Credit Facility (a)	—	—	—
Senior notes (a)	210.0	210.0	—
European lines of credit	20.7	20.7	—
Interest payments relating to long-term debt (b)	9.3	6.5	2.8
Operating leases (c)	90.0	15.6	74.4
Total contractual cash obligations	$330.0	$252.8	$77.2
________________________________________
(a)The Company has historically included the Revolving Credit Facilities in current debt based on its intent to repay the amount outstanding within one year; however, the Company is not contractually obligated to repay the borrowings until the maturity of the Revolving Credit Facilities (June 2028). The senior notes are assumed to be held to maturity (June 1, 2025).
(b)Interest payments on long-term debt are projected based on the contractual rates of the debt securities. Interest rates for the variable rate term debt instruments were held constant at rates as of December 31, 2024.
(c)Operating leases are entered into in the normal course of business. We lease some of our vehicle logistics center facilities, as well as other property and equipment under operating leases. Some lease agreements contain options to renew the lease or purchase the leased property. Future operating lease obligations would change if the renewal options were exercised and/or if we entered into additional operating lease agreements.
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
We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the notes to the consolidated financial statements for the year ended December 31, 2024, which are included in this Annual Report on Form 10-K.
Allowance for Credit Losses
We maintain an allowance for credit losses for estimated losses resulting from the inability of customers to make required payments. Delinquencies and losses are monitored on an ongoing basis and this historical experience provides the primary basis for estimating the allowance. The allowance for credit losses is also based on management's evaluation of the receivables portfolio under current economic conditions, the size of the portfolio, overall portfolio credit quality, review of specific collection matters and such other factors which, in management's judgment, deserve recognition in estimating losses. Specific collection matters can be impacted by the outcome of negotiations, remarketing results, litigation and bankruptcy proceedings with individual customers.
AFC controls credit risk through credit approvals, credit limits, underwriting and collateral management monitoring procedures, including over 54,000 lot audits and holding vehicle titles where permitted. The estimates are based on management’s evaluation of many factors, including AFC’s historical credit loss experience, the value of the underlying collateral, delinquency trends and economic conditions. The estimates are based on information available as of each reporting date and reflect the expected credit losses over the entire expected term of the receivables. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates.
As a measure of sensitivity, if we had experienced a 10% increase in net charge-offs of finance receivables for the years ended December 31, 2024 and 2023 our provision for credit losses would have increased by approximately $5.1 million and $4.9 million in 2024 and 2023, respectively.
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
When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for a reporting unit in a given year is influenced by a number of factors, including the size of the reporting unit’s goodwill, the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition. If we perform a quantitative assessment of a reporting unit’s goodwill, our impairment calculations contain uncertainties because they require management to make assumptions and apply judgment when estimating future cash flows and earnings, including projected revenue growth and operating expenses related to existing businesses, as well as utilizing valuation multiples of similar publicly traded companies and selecting an appropriate discount rate based on the estimated cost of capital that reflects the risk profile of the related business. Estimates of revenue growth and operating expenses are based on management estimates considering the reporting unit’s past performance and forecasted growth, strategic initiatives and changes in economic conditions. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approach are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies. The Company did not identify any impairment for our reporting units in 2024 or 2022.
In the second quarter of 2023 and as part of our annual goodwill impairment testing, we performed a quantitative assessment. This analysis resulted in goodwill impairment charges totaling $218.9 million ($166.4 million net of $52.5 million deferred tax benefit) in our U.S. Dealer-to-Dealer reporting unit and $6.4 million in our Europe reporting unit (both within the Marketplace segment). The goodwill impairment related to our U.S. Dealer-to-Dealer reporting unit was primarily driven by lower near-term and long-term revenue growth rates associated with a slower overall recovery in vehicle volumes. The goodwill impairment related to our Europe reporting unit was driven by combining two previously separate reporting units (ADESA U.K. and ADESA Europe) into a single reporting unit. Including ADESA U.K. in the reporting unit resulted in a reduction in the overall fair value of the combined reporting unit, resulting in an impairment charge. As a result of the impairment charges, the carrying value of the U.S. Dealer-to-Dealer and Europe reporting units approximated fair value. The fair value of each of our other reporting units was substantially in excess of its carrying value, with the exception of our Canada reporting unit within the Marketplace segment, which exceeded its carrying value by approximately 14%. Significant assumptions used in the determination of the estimated fair values of these reporting units were the revenue and earnings growth rates and the discount rate. The revenue and expense growth rates are dependent on wholesale used vehicle supply, the competitive environment, inflation and our ability to pass price increases along to our customers, and business activities that impact market share. As a result, the revenue growth rate could be adversely impacted by market conditions, macroeconomic factors or an increased competitive environment. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based on the Company’s required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted in the future by adverse changes in the macroeconomic environment, volatility in the equity markets and the interest rate environment. While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the goodwill within the U.S. Dealer-to-Dealer and Europe reporting units described above. As of December 31, 2023, the carrying value of goodwill related to the U.S. Dealer-to-Dealer and Europe reporting units was $87.3 million and $120.8 million, respectively. For additional information, see Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
In the second quarter of 2023, the OPENLANE branded marketplace was announced as a replacement to the ADESA branded marketplaces. As such, the announcement served as a triggering event and we performed a quantitative impairment test on the ADESA tradename, resulting in an impairment charge totaling $25.5 million ($19.0 million net of $6.5 million deferred tax benefit). Furthermore, as a result of the rebranding to OPENLANE, the ADESA tradename was no longer deemed to have an indefinite life and its remaining carrying amount of $97.3 million is being amortized over a remaining useful life of approximately 6 years. For additional information, see Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Off-Balance Sheet Arrangements
As of December 31, 2024, we had no off-balance sheet arrangements pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a lesser extent, United Kingdom and Continental Europe subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound or euro. Foreign currency losses on intercompany loans were approximately $5.8 million for the year ended December 31, 2024 and foreign currency gains on intercompany loans were approximately $2.9 million for the year ended December 31, 2023. Canadian currency translation negatively affected net income by approximately $0.5 million and $1.5 million for the year ended December 31, 2024 and 2023, respectively. A 1% change in the month-end Canadian dollar exchange rate for the year ended December 31, 2024 would have impacted foreign currency on intercompany loans by $0.1 million and net income by $0.1 million. A 1% change in the month-end euro exchange rate for the year ended December 31, 2024 would have impacted foreign currency on intercompany loans by $0.6 million and net income by $0.5 million. A 1% change in the average Canadian dollar exchange rate for the year ended December 31, 2024 would have impacted net income by approximately $0.5 million. Currency exposure of our U.K. and European operations is not material to the results of operations.
Interest Rates
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We do not currently use interest rate contracts to manage our exposure to interest rate changes.
A sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (SOFR/CORRA) for the year ended December 31, 2024 would have resulted in an increase in interest expense of approximately $0.6 million.

Item 8.    Financial Statements and Supplementary Data

Index to Financial Statements

Page
OPENLANE, Inc.

Report of Independent Registered Public Accounting Firm (KPMG LLP, Indianapolis, IN, Auditor Firm ID: 185) 65

Consolidated Statements of Income (Loss) for the Years Ended December 31, 2024, 2023 and 2022 67

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023 and 2022 68

Consolidated Balance Sheets as of December 31, 2024 and 2023 69

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2024, 2023 and 2022 71

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022 72

Notes to Consolidated Financial Statements 74

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
OPENLANE, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of OPENLANE, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of qualitative risk factors in the allowance for credit losses
As discussed in Notes 2 and 7 to the consolidated financial statements, the Company’s allowance for credit losses as of December 31, 2024, was $19.8 million (the ACL). The Company estimates the ACL using a methodology that first considers quantitative models that calculate historical loss rates using recorded charge-offs and recoveries over a historical period as well as identified potential loss events as the primary quantitative factors. The Company’s methodology is also based on management’s evaluation of the receivables portfolio under current economic conditions, the size of the portfolio, overall portfolio credit quality, review of specific collection matters and such other factors which, in management’s judgment, deserve recognition in estimating losses (qualitative risk factors).
We identified the assessment of qualitative risk factors used in the ACL estimate as a critical audit matter. Due to significant measurement uncertainty, such assessment required complex and subjective auditor judgment, including specialized skill and knowledge. This assessment involved evaluating the qualitative framework and related risk factors. The qualitative risk factors are evaluated in order to capture estimated credit losses not captured by the quantitative models.

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

Indianapolis, Indiana
February 19, 2025

OPENLANE, Inc.
Consolidated Statements of Income (Loss)
(In millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Operating revenues
Auction fees	$443.8	$395.3	$370.3
Service revenue	586.6	619.7	590.3
Purchased vehicle sales	327.0	236.7	182.9
Finance revenue	431.1	444.0	385.7
Total operating revenues	1,788.5	1,695.7	1,529.2
Operating expenses
Cost of services (exclusive of depreciation and amortization)	956.3	867.6	834.3
Finance interest expense	123.5	130.6	79.0
Provision for credit losses	54.3	59.2	18.6
Selling, general and administrative	408.6	421.8	436.3
Depreciation and amortization	95.2	101.5	100.2
Gain on sale of business	(31.6)	—	—
Gain on sale of property	—	—	(33.9)
Goodwill and other intangibles impairment	—	250.8	—
Total operating expenses	1,606.3	1,831.5	1,434.5
Operating profit (loss)	182.2	(135.8)	94.7
Interest expense	21.8	25.2	40.2
Other expense (income), net	2.5	(15.6)	(1.3)
Loss on extinguishment of debt	—	1.1	17.2
Income (loss) from continuing operations before income taxes	157.9	(146.5)	38.6
Income taxes	48.0	8.3	10.0
Income (loss) from continuing operations	109.9	(154.8)	28.6
Income from discontinued operations, net of income taxes	—	0.7	212.6
Net income (loss)	$109.9	$(154.1)	$241.2
Net income (loss) per share - basic
Income (loss) from continuing operations	$0.46	$(1.83)	$(0.10)
Income from discontinued operations	—	0.01	1.40
Net income (loss) per share - basic	$0.46	$(1.82)	$1.30
Net income (loss) per share - diluted
Income (loss) from continuing operations	$0.45	$(1.83)	$(0.10)
Income from discontinued operations	—	0.01	1.40
Net income (loss) per share - diluted	$0.45	$(1.82)	$1.30

See accompanying notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$109.9	$(154.1)	$241.2
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(32.4)	12.8	(30.5)
Unrealized gain on interest rate derivatives, net of tax	—	—	5.7
Total other comprehensive income (loss), net of tax	(32.4)	12.8	(24.8)
Comprehensive income (loss)	$77.5	$(141.3)	$216.4

See accompanying notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Balance Sheets
(In millions)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$143.0	$93.5
Restricted cash	40.7	65.4
Trade receivables, net of allowances of $6.7 and $9.9	248.2	291.8
Finance receivables, net of allowances of $19.8 and $23.0	2,322.7	2,282.0
Other current assets	96.9	109.2
Total current assets	2,851.5	2,841.9
Other assets
Goodwill	1,222.9	1,271.2
Customer relationships, net of accumulated amortization of $437.4 and $438.5	117.7	136.1
Other intangible assets, net of accumulated amortization of $487.4 and $475.4	160.8	181.5
Operating lease right-of-use assets	67.1	75.9
Property and equipment, net of accumulated depreciation of $159.4 and $187.2	149.3	169.8
Other assets	53.0	49.9
Total other assets	1,770.8	1,884.4
Total assets	$4,622.3	$4,726.3

See accompanying notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2024	2023
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities
Accounts payable	$547.6	$556.6
Accrued employee benefits and compensation expenses	36.5	40.5
Accrued interest	7.2	10.1
Other accrued expenses	80.8	75.3
Income taxes payable	10.6	9.8
Obligations collateralized by finance receivables	1,660.3	1,631.9
Current maturities of long-term debt	222.5	154.6
Total current liabilities	2,565.5	2,478.8
Non-current liabilities
Long-term debt	—	202.4
Deferred income tax liabilities	24.4	20.9
Operating lease liabilities	60.4	70.4
Other liabilities	16.8	14.3
Total non-current liabilities	101.6	308.0
Commitments and contingencies (Note 19)
Temporary equity
Series A convertible preferred stock (Note 15)	612.5	612.5
Stockholders' equity
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
106,849,134 (2024)
108,040,704 (2023)	1.1	1.1
Additional paid-in capital	720.9	738.2
Retained earnings	689.8	624.4
Accumulated other comprehensive loss	(69.1)	(36.7)
Total stockholders' equity	1,342.7	1,327.0
Total liabilities, temporary equity and stockholders' equity	$4,622.3	$4,726.3

See accompanying notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2021	121.2	$1.2	$910.8	$625.7	$(24.7)	$1,513.0
Net income				241.2		241.2
Other comprehensive loss					(24.8)	(24.8)
Issuance of common stock under stock plans	0.5		1.4			1.4
Surrender of RSUs for taxes	(0.2)		(2.7)			(2.7)
Stock-based compensation expense			16.3			16.3
Repurchase and retirement of common stock	(12.6)	(0.1)	(182.1)			(182.2)
Dividends earned under stock plans			0.1	(0.2)		(0.1)
Dividends on preferred stock				(43.8)		(43.8)
Balance at December 31, 2022	108.9	1.1	743.8	822.9	(49.5)	1,518.3
Net loss				(154.1)		(154.1)
Other comprehensive income					12.8	12.8
Issuance of common stock under stock plans	0.7		2.7			2.7
Surrender of RSUs for taxes	(0.2)		(2.6)			(2.6)
Stock-based compensation expense			16.5			16.5
Repurchase and retirement of common stock	(1.4)		(22.2)			(22.2)
Dividends on preferred stock				(44.4)		(44.4)
Balance at December 31, 2023	108.0	1.1	738.2	624.4	(36.7)	1,327.0
Net income				109.9		109.9
Other comprehensive loss					(32.4)	(32.4)
Issuance of common stock under stock plans	0.8		1.4			1.4
Surrender of RSUs for taxes	(0.2)		(3.5)			(3.5)
Stock-based compensation expense			14.7			14.7
Repurchase and retirement of common stock	(1.8)		(30.0)			(30.0)
Dividends earned under stock plans			0.1	(0.1)		—
Dividends on preferred stock				(44.4)		(44.4)
Balance at December 31, 2024	106.8	$1.1	$720.9	$689.8	$(69.1)	$1,342.7

See accompanying notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income (loss)	$109.9	$(154.1)	$241.2
Net income from discontinued operations	—	(0.7)	(212.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	95.2	101.5	100.2
Provision for credit losses	54.3	59.2	18.6
Deferred income taxes	1.7	(29.8)	(2.3)
Amortization of debt issuance costs	9.1	8.7	10.7
Stock-based compensation	14.7	16.5	16.6
Contingent consideration adjustment	—	1.3	—
Net change in unrealized loss on investment securities	—	—	7.1
Investment and note receivable impairment	—	10.3	—
Gain on sale of property	—	—	(33.9)
Gain on sale of business	(31.6)	—	—
Goodwill and other intangibles impairment	—	250.8	—
Loss on extinguishment of debt	—	1.1	17.2
Other non-cash, net	(0.3)	1.0	0.5
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	44.4	(66.0)	107.7
Accounts payable and accrued expenses	(4.6)	39.8	(240.8)
Payments of contingent consideration in excess of acquisition-date fair value	—	(2.6)	(26.1)
Net cash provided by operating activities - continuing operations	292.8	237.0	4.1
Net cash used by operating activities - discontinued operations	(1.4)	(1.6)	(459.1)
Investing activities
Net (increase) decrease in finance receivables held for investment	(96.7)	64.8	97.9
Acquisition of businesses (net of cash acquired)	—	(103.0)	(0.4)
Purchases of property, equipment and computer software	(53.0)	(52.0)	(60.9)
Investments in securities	(2.8)	(1.3)	(6.7)
Proceeds from sale of investments	0.9	—	0.3
Proceeds from note receivable	—	0.7	—
Proceeds from the sale of business	79.8	—	—
Proceeds from the sale of property and equipment	0.9	0.3	39.8
Net cash (used by) provided by investing activities - continuing operations	(70.9)	(90.5)	70.0
Net cash provided by investing activities - discontinued operations	—	7.0	2,077.4
Financing activities
Net increase (decrease) in book overdrafts	0.8	(2.3)	(5.7)
Net (repayments of) borrowings from lines of credit	(131.7)	5.9	141.9
Net increase (decrease) in obligations collateralized by finance receivables	49.5	(55.9)	1.5
Payments for debt issuance costs/amendments	(15.1)	(6.7)	(11.6)
Payments on long-term debt	—	—	(928.6)
Payment for early extinguishment of debt	—	(140.1)	(606.3)
Payments on finance leases	(0.9)	(1.9)	(3.9)
Payments of contingent consideration and deferred acquisition costs	—	(12.4)	(3.5)
Issuance of common stock under stock plans	1.4	2.7	1.4
Tax withholding payments for vested RSUs	(3.5)	(2.6)	(2.7)
Repurchase and retirement of common stock	(30.0)	(22.2)	(182.2)
Dividends paid on Series A Preferred Stock	(44.4)	(44.4)	(22.2)
Net cash used by financing activities - continuing operations	(173.9)	(279.9)	(1,621.9)
Net cash provided by financing activities - discontinued operations	—	—	10.8
Net change in cash balances of discontinued operations	—	—	12.4
Effect of exchange rate changes on cash	(21.8)	9.2	(19.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	24.8	(118.8)	74.3
Cash, cash equivalents and restricted cash at beginning of period	158.9	277.7	203.4
Cash, cash equivalents and restricted cash at end of period	$183.7	$158.9	$277.7
See accompanying notes to consolidated financial statements

Supplemental Disclosure of Cash Flow Information
(In millions)	Year Ended December 31,
	2024	2023	2022
Cash paid for interest, net of proceeds from interest rate derivatives	$140.7	$145.2	$106.4
Cash paid for taxes, net of refunds - continuing operations	$36.6	$35.8	$25.6
Cash paid for taxes, net of refunds - discontinued operations	$(1.8)	$1.5	$378.1

See accompanying notes to consolidated financial statements

OPENLANE, Inc.
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

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
•"ADESA" or "ADESA Auctions" refer, collectively, to ADESA, Inc., a wholly-owned subsidiary of OPENLANE, and ADESA, Inc.'s subsidiaries, including OPENLANE US, Inc. (together with OPENLANE US, Inc.'s subsidiaries, "OPENLANE US"), ADESA Remarketing Limited ("ADESA U.K.") and ADESA Europe NV and its subsidiaries ("ADESA Europe");
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
•"Senior notes" refers to the 5.125% senior notes due 2025 ($210 million aggregate principal was outstanding at December 31, 2024); and
•"Series A Preferred Stock" refers to the Series A Convertible Preferred Stock, par value $0.01 per share (634,305 shares of Series A Preferred Stock were outstanding at December 31, 2024 and 2023).
Business and Nature of Operations
OPENLANE is a leading digital marketplace for used vehicles, connecting sellers and buyers across North America and Europe to facilitate fast, easy and transparent transactions. Our portfolio of integrated technology, data analytics, financing, logistics, reconditioning and other remarketing solutions, combined with our vehicle logistics centers in Canada, help advance our purpose: to make wholesale easy so our customers can be more successful. As of December 31, 2024, the Marketplace segment serves its customer base through digital marketplaces and 15 vehicle logistics center locations across Canada.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
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
Marketplace services include a variety of activities designed to facilitate the transfer of used vehicles between sellers and buyers throughout the vehicle life cycle. We facilitate the exchange of these vehicles through our marketplaces, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold through our marketplaces. Generally, fees are earned from the seller and buyer on each successful marketplace transaction in addition to fees earned for ancillary services. We also sell vehicles that we have purchased, for which we do take title and record the gross selling price of the vehicle sold through our marketplaces as revenue.
We also provide services such as inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services. We are able to serve the diverse and multi-faceted needs of our customers through the wide range of services offered.
AFC is a leading provider of floorplan financing primarily to independent used vehicle dealers ("independent vehicle dealers") and this financing is provided through approximately 90 locations (hybrid of physical locations and a digital servicing network) throughout the United States and Canada as of December 31, 2024. Floorplan financing supports independent vehicle dealers in North America who purchase vehicles at OPENLANE and other used vehicle and salvage auctions. In addition, AFC provides financing for dealer inventory purchased directly from wholesalers, other dealers and directly from consumers, as well as providing liquidity for customer trade-ins which can encompass settling lien holder payoffs. AFC also provides title services for their customers.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of OPENLANE and all of its majority owned subsidiaries. Significant intercompany transactions and balances have been eliminated.
Reclassifications and Revisions
The Company has reclassified certain amounts relating to its prior period results to conform to its current period presentation. These reclassifications have not changed the results of operations of prior periods.
Interest Expense and Finance Interest Expense
Historically the Company has presented interest expense for both its Marketplace and Finance segments below operating profit. Beginning in the fourth quarter of 2024, the Company has updated its consolidated income statement presentation, its segment income statement presentation (Note 21) and its quarterly financial data presentation (Note 22) to include finance interest expense as a separate line item within operating expenses. Interest expense related to the Marketplace segment (interest on corporate debt) continues to be shown as a separate line item below operating profit. This change increases operating expenses, thereby reducing operating profit, but has no impact on income (loss) from continuing operations. Finance interest expense of $130.6 million and $79.0 million for the years ended December 31, 2023 and 2022, respectively, has been reclassified to conform to the new presentation.
Finance Revenue and Finance Provision for Credit Losses
Historically, finance revenue from the Finance segment has been presented net of the provision for credit losses. The Company is presenting the finance provision for credit losses as an operating expense, rather than as a reduction of the finance revenues. Management has evaluated the materiality of these adjustments to its prior period financial statements from a quantitative and qualitative perspective and has concluded that the revisions were not material to any prior annual or interim period. Beginning in the fourth quarter of 2024, the Company has updated its consolidated income statement presentation, its segment income statement presentation (Note 21) and its quarterly financial data presentation (Note 22) to include the finance provision for credit losses as a separate line item within the operating expenses. This change increases finance revenue and operating

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
expenses, but has no impact on operating profit or income (loss) from continuing operations. The finance provision for credit losses of $50.6 million and $9.8 million for the years ended December 31, 2023 and 2022, respectively, has been reclassified to conform to the revised presentation.
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
Derivative Instruments and Hedging Activity
We recognize all derivative financial instruments in the consolidated financial statements at fair value in accordance with Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. We most recently used interest rate swaps that were designated and qualified as cash flow hedges to manage the variability of cash flows to be paid due to interest rate movements on our variable rate debt. The fair values of the interest rate derivatives were based on quoted market prices for similar instruments from commercial banks. The fair value of the derivatives were recorded in "Other liabilities" on the consolidated balance sheet. Changes in the fair value of the interest rate derivatives designated as cash flow hedges were recorded as a component of "Accumulated other comprehensive income (loss)." The earnings impact of the interest rate derivatives designated as cash flow hedges were recorded upon the recognition of the interest related to the hedged debt.
Foreign Currency Translation
The local currency is the functional currency for each of our foreign entities. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at average exchange rates in effect during the year. Assets and liabilities of foreign operations are translated using the exchange rates in effect at year end. Foreign currency transaction gains and losses on intercompany balances are included in the consolidated statements of income within "Other (income) expense, net" and resulted in a loss of $5.8 million for the year ended December 31, 2024, a gain of $2.9 million for the year ended December 31, 2023 and a loss of $2.5 million for the year ended December 31, 2022. Adjustments arising from the translation of net assets located outside the U.S. (gains and losses) are shown as a component of "Accumulated other comprehensive income (loss)."
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

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
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
Trade receivables are reported net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management's evaluation of the receivables under current conditions, the aging of the receivables, review of specific collection issues and such other factors which in management's judgement deserve recognition in estimating losses. Credit losses for the Marketplace segment are included in the consolidated statement of income (loss) within "Selling, general and administrative."
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

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
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
Unamortized Debt Issuance Costs
Debt issuance costs reflect the expenditures incurred in conjunction with term loan debt, the Revolving Credit Facilities, the senior notes and the U.S. and Canadian receivables purchase agreements. The debt issuance costs are being amortized to interest expense using the effective interest method or the straight-line method, as applicable, over the lives of the related debt issues. Debt issuance costs are presented as a direct reduction from the carrying amount of the related debt liability.
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

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
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
Accounts Payable
Accounts payable include amounts due sellers from the proceeds of the sale of their consigned vehicles less any fees, as well as trade payables and outstanding checks to sellers and vendors. Book overdrafts, representing outstanding checks in excess of funds on deposit, are recorded in "Accounts payable" and amounted to $18.7 million and $17.9 million at December 31, 2024 and 2023, respectively.
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
Revenue Recognition
The Company accounts for revenue under ASC 606, Revenue from Contracts with Customers, except for AFC interest revenue and fee revenue, which is described under AFC below. Revenue is recognized when control of the promised goods or services are transferred to customers in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company generates its revenues from contracts with customers. In contracts with multiple performance obligations, the Company identifies each performance obligation and evaluates whether the performance obligations are distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are combined. The Company allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation. The Company then determines how the goods or services are transferred to the customer in order to determine the timing of revenue recognition.
There were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet as of December 31, 2024. For each of our primary revenue streams, cash flows are consistent with the timing of revenue recognition.
For the year ended December 31, 2024, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future year related to remaining performance obligations, excluding

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material.
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
Finance
AFC's revenue ("Finance revenue" in the consolidated statement of income (loss)) is comprised of interest revenue and fee and other revenue associated with our finance receivables. AFC's interest revenue is generally determined based on the applicable prime rate plus a margin. The following table summarizes the primary components of AFC's finance revenue:

	Year Ended December 31,
Finance Revenue (in millions)	2024	2023	2022
Interest revenue	$231.1	$248.4	$202.8
Fee and other revenue	200.0	195.6	182.9
	$431.1	$444.0	$385.7
Interest revenue
Revenues associated with interest are accounted for in accordance with ASC 310-20, Nonrefundable Fees and Other Costs, and therefore are not subject to evaluation under Topic 606. Interest on finance receivables is recognized based on the number of days the vehicle remains financed, adjusted for historical loss rates.
Fee and other revenue
Revenues associated with fees are accounted for in an accordance with ASC 310-20, Nonrefundable Fees and Other Costs, and therefore are not subject to evaluation under Topic 606. Dealers are charged a fee to floorplan a vehicle ("floorplan fee"), to extend the terms of the receivable ("curtailment fee") and an origination fee. AFC fee revenue, including floorplan and curtailment fees, is recognized over the estimated life of the finance receivable.
Other revenue includes lot check fees, filing fees, lien holder payoff services and other related program fees, each of which are charged to and collected from AFC's customers.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
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
New Accounting Standards
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires that public business entities disclose additional information about specific expense categories to provide more detailed information to investors about the types of expenses in commonly presented expense captions. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted and the amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact the adoption of ASU 2024-03 will have on the consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional income tax disclosures on an annual basis, specifically related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. The Company is currently evaluating the impact the adoption of ASU 2023-09 will have on the consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
interim periods within fiscal years beginning after December 31, 2024. The amendments should be applied retrospectively to all prior periods presented. The adoption of ASU 2023-07 did not have an impact on the consolidated financial statements, but certain financial statement disclosures in Note 21 "Segment Information" have been added as a result of the adoption of ASU 2023-07. The added disclosures include, among others, the title of the Company's chief operating decision maker ("CODM") and the measure of segment profit (loss) used by the CODM to assess segment performance and allocate resources.
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
Note 4—Divestitures
2024 Sale of Automotive Key Business
In December 2024, the Company completed the sale of its automotive key business for a purchase price of $79.8 million, net of transaction expenses. The sale resulted in a pretax gain on disposal of approximately $31.6 million for the year ended December 31, 2024, which is presented as "Gain on sale of business" in the consolidated statement of income. The disposal does not represent a strategic shift of the Company, and as such, the financial results of the automotive key business have been accounted for as continuing operations for all periods presented through the sale date (in the Marketplace reportable segment). Approximately $31.4 million of goodwill was allocated to the automotive key business based on its relative fair value.
2022 Sale of ADESA U.S. Physical Auction Business and Discontinued Operations
In February 2022, the Company announced that it had entered into a definitive agreement with Carvana, pursuant to which Carvana would acquire the ADESA U.S. physical auction business from the Company. The Transaction was completed in May 2022 for approximately $2.2 billion in cash and included all auction sales, operations and staff at ADESA’s U.S. vehicle logistics centers and use of the ADESA.com marketplace in the U.S. The net proceeds received in connection with the Transaction were included in "Net cash provided by investing activities - discontinued operations" in the consolidated statement of cash flow for the year ended December 31, 2022. In connection with the Transaction, the Company and Carvana entered into various agreements to provide a framework for their relationship after the Transaction, including a transition services agreement for a transitional period and a commercial agreement for a term of 7 years that provides for platform and other fees for services rendered. In addition, the Company will continue to own the ADESA tradename and the ADESA U.S. physical auctions will continue to utilize the tradename, which had an indefinite life at the time of the Transaction. The tradename continues to generate cash flows pursuant to the purchase and commercial agreements with Carvana and its affiliates, as Carvana now pays a fee to the Company for use of the tradename for the ADESA U.S. physical auctions for a defined period.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
For the year ended December 31, 2024 and 2023, the Company received a net cash inflow from the commercial agreement and transition services agreement of approximately $122.9 million (approximately $102.2 million of which the Company passed through to third-party carriers for the cost of transportation) and $93.9 million, respectively. From the completion of the Transaction through December 31, 2022, the Company received a net cash inflow from the commercial agreement and transition services agreement of approximately $57.4 million.
The Company provided transportation services of $0.9 million, $60.3 million and $73.6 million to the ADESA U.S. physical auctions for the years ended December 31, 2024, 2023 and 2022, respectively. The transportation amount noted for 2022 includes transactions before and after the sale.
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
The following table presents the results of operations for the ADESA U.S. physical auction business that have been reclassified to discontinued operations for all periods presented (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating revenues	$—	$—	$305.9
Operating expenses
Cost of services (exclusive of depreciation and amortization)	—	—	224.9
Selling, general and administrative	—	—	67.8
Depreciation and amortization	—	—	11.2
Total operating expenses	—	—	303.9
Operating profit	—	—	2.0
Interest expense	—	—	0.1
Other (income) expense, net	—	—	(8.4)
Income from discontinued operations before gain on disposal and income taxes	—	—	10.3
Pretax gain on disposal of discontinued operations	—	—	521.8
Income taxes	—	(0.7)	319.5
Income from discontinued operations	$—	$0.7	$212.6
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
The compensation cost that was charged against income for all stock-based compensation plans was $14.7 million, $16.5 million and $16.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, and the total income tax benefit recognized in the consolidated statement of income (loss) for options, PRSUs and RSUs was approximately $1.4 million, $2.2

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
million and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. We did not capitalize any stock-based compensation cost in the years ended December 31, 2024, 2023 or 2022.
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Year Ended December 31,
	2024	2023	2022
PRSUs	$5.3	$4.1	$3.4
RSUs	8.6	9.0	8.0
Service options	0.6	0.7	0.9
Market options	0.2	2.7	4.3
Total stock-based compensation expense	$14.7	$16.5	$16.6

OPENLANE, Inc. Second Amended and Restated 2009 Omnibus Stock and Incentive Plan - PRSUs, RSUs, Service Options and Market Options
The KAR Auction Services, Inc. Amended and Restated 2009 Omnibus Stock and Incentive Plan was further amended and restated in June 2024, and is now known as the OPENLANE, Inc. Second Amended and Restated 2009 Omnibus Stock and Incentive Plan ("Omnibus Plan"). The Omnibus Plan is intended to provide equity and/or cash-based awards to our executive officers and key employees. As part of the June 2024 amendment, the Omnibus Plan now provides that the maximum number of shares of the Company's common stock that may be issued pursuant to awards under the Omnibus Plan is approximately 6.5 million, of which, following subsequent cancellations, expirations and withholdings, approximately 6.9 million shares remained available for future grants as of December 31, 2024. The Omnibus Plan provides for the grant of stock options, restricted stock, stock appreciation rights, other stock-based awards and cash-based awards. The grants described below were made pursuant to the Company's Policy on Granting Equity Awards.
PRSUs
In the years ended December 31, 2024, 2023 and 2022 we granted a target amount of approximately 0.6 million, 0.5 million and 0.5 million, respectively, PRSUs to certain executive officers of the Company. Three quarters of the PRSUs granted in 2024 and 2023 vest if and to the extent that the Company's cumulative Adjusted EBITDA ("Adjusted EBITDA PRSUs") attains certain specified goals over three years. The other one quarter of the PRSUs granted in 2024 and 2023 vest if and to the extent that the Company's total shareholder return over three years relative to that of companies within the S&P SmallCap 600 ("TSR PRSUs") exceeds certain levels.
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
In 2024 and 2023, the weighted average grant date fair value of the Adjusted EBITDA PRSUs was $14.83 per share and $14.25 per share, respectively, which was determined using the closing price of the Company's common stock on the dates of grant. Additionally in 2024 and 2023, the weighted average grant date fair value of the TSR PRSUs was $21.49 per share and $21.62 per share, respectively, and was developed with Monte Carlo simulations using a multivariate Geometric Brownian Motion. The weighted average grant date fair value of the PRSUs was $18.46 per share in 2022, which was determined using the closing price of the Company's common stock on the date of grant. Dividend equivalents accrue on the PRSUs, as applicable, and are subject to the same vesting and forfeiture terms as the PRSUs.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
The following table summarizes PRSU activity, including dividend equivalents, under the Omnibus Plan for the year ended December 31, 2024:

Performance-Based Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
PRSUs at January 1, 2024	1,578,595	$16.44
Granted	603,347	16.49
Vested	—	N/A
Forfeited	(547,835)	14.92
PRSUs at December 31, 2024	1,634,107	$16.97
The fair value of shares that vested during the years ended December 31, 2024, 2023 and 2022 was $0.0 million, $0.0 million and $2.1 million, respectively. As of December 31, 2024, an estimated $6.3 million of unrecognized compensation expense related to non-vested PRSUs is expected to be recognized over a weighted average term of approximately 1.6 years.
RSUs
In the years ended December 31, 2024, 2023 and 2022, approximately 0.6 million, 0.6 million and 1.2 million RSUs were granted to certain executive officers and management members of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The fair value of RSUs is the value of the Company's common stock at the date of grant and the weighted average grant date fair value of the RSUs was $14.94 per share, $14.19 per share and $14.82 per share in 2024, 2023 and 2022, respectively. Dividend equivalents accrue on the RSUs, as applicable, and are subject to the same vesting and forfeiture terms as the RSUs.
The following table summarizes RSU activity, including dividend equivalents, under the Omnibus Plan for the year ended December 31, 2024:

Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
RSUs at January 1, 2024	1,349,876	$14.27
Granted	598,259	14.94
Vested	(626,464)	14.26
Forfeited	(156,795)	14.83
RSUs at December 31, 2024	1,164,876	$14.54
The fair value of shares that vested during the years ended December 31, 2024, 2023 and 2022 was $10.3 million, $8.0 million and $5.3 million, respectively. As of December 31, 2024, there was approximately $8.5 million of unrecognized compensation expense related to non-vested RSUs which is expected to be recognized over a weighted average term of 1.7 years.
Service Options
For the year ended December 31, 2023, we granted approximately 0.1 million service options with a weighted average exercise price of $14.83 per share, to a certain executive officer of the Company. The service options have a life of ten years and vest in equal annual installments on each of the first four anniversaries of the grant date.
Service options have been accounted for as equity awards and, as such, compensation expense was measured based on the fair value of the award at the date of grant and is being recognized ratably over the service periods of four years. The weighted average fair value of the service options granted was $7.14 per share for the year ended December 31, 2023. The fair value of the service options granted in 2023 was estimated on the date of grant using the Black-Scholes option pricing model with an expected life of 6.25 years, an expected volatility of 44.31%, an expected dividend yield of 0.0% and a weighted average risk-free interest rate of 3.38%.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
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
The following table summarizes service option activity under the Omnibus Plan for the year ended December 31, 2024:

Service Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2024	1,163,274	$15.18
Granted	—	N/A
Exercised	(226,088)	11.85
Forfeited	(39,188)	17.67
Canceled	(43,746)	16.70
Outstanding at December 31, 2024	854,252	$15.88	6.5 years	$3.4
Exercisable at December 31, 2024	614,078	$15.94	6.4 years	$2.4
The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2024. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on the Company's closing stock price of $19.84 on December 31, 2024. The total intrinsic value of service options exercised during the years ended December 31, 2024, 2023 and 2022 was $0.8 million, $0.5 million and $0.5 million, respectively. The fair market value of all vested and exercisable service options at December 31, 2024 and 2023 was $12.2 million and $9.9 million, respectively. As of December 31, 2024, there was approximately $0.5 million of unrecognized compensation expense related to non-vested service options which is expected to be recognized over a weighted average term of 1.5 years.
Market Options
For the year ended December 31, 2023, we granted approximately 0.2 million market options with a weighted average exercise price of $14.83 per share, to a certain executive officer of the Company. The market options have a life of ten years and have a service component along with an additional market component. The market options become eligible to vest and become exercisable in equal increments, each upon the later to occur of (i) the first four anniversaries of the grant dates, respectively, and (ii) for each respective 25% increment, the attainment of the Company's closing stock price at or above $5, $10, $15 and $20 over each respective exercise price, for 20 consecutive trading days.
The weighted average fair value of the market options granted for the year ended December 31, 2023 was $6.91 per share. The fair value and requisite service period of the market options was developed with a Monte Carlo simulation using a multivariate Geometric Brownian Motion with a drift equal to the risk free rate.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
The following table summarizes market option activity under the Omnibus Plan for the year ended December 31, 2024:

Market Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2024	3,770,020	$16.02
Granted	—	N/A
Exercised	—	N/A
Forfeited	(353,025)	17.24
Canceled	—	N/A
Outstanding at December 31, 2024	3,416,995	$15.89	6.5 years	$13.5
Exercisable at December 31, 2024	477,730	$14.05	6.5 years	$2.8
The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2024. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on the Company's closing stock price of $19.84 on December 31, 2024. The fair market value of all vested and exercisable market options at December 31, 2024 was $9.5 million. As of December 31, 2024, there was approximately $0.9 million of unrecognized compensation expense related to non-vested market options which is expected to be recognized over a weighted average term of 1.9 years.
KAR Auction Services, Inc. Employee Stock Purchase Plan
We adopted the KAR Auction Services, Inc. Employee Stock Purchase Plan ("ESPP") in December 2009. The ESPP, which was approved by our stockholders, is designed to provide an incentive to attract, retain and reward eligible employees and is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. A maximum of 2,500,000 shares of our common stock have been reserved for issuance under the ESPP, of which 814,456 shares remained available for future ESPP purchases as of December 31, 2024. The ESPP provides for one month offering periods with a 15% discount from the fair market value of a share on the date of purchase. A participant's annual contribution to the ESPP may not exceed $25,000 per year. Unless terminated earlier, the ESPP will terminate on December 31, 2028. In accordance with ASC 718, Compensation—Stock Compensation, the entire 15% purchase discount is recorded as compensation expense.
Share Repurchase Program
In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company's outstanding common stock, par value $0.01 per share. Since October 2019, the share repurchase program has been amended from time-to-time through subsequent approvals by the board of directors. These amendments have served to increase the size of the share repurchase program and extend its maturity date through December 31, 2025. At December 31, 2024, approximately $100.0 million of the Company's outstanding common stock remained available for repurchase under the 2019 share repurchase program. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. This program does not oblige the Company to repurchase any dollar amount or any number of shares under the authorization, and the program may be suspended, discontinued or modified at any time, for any reason and without notice. In 2024, 2023 and 2022, we repurchased and retired 1,778,470 shares, 1,438,859 shares and 12,649,722 shares of common stock, respectively, in the open market at a weighted average price of $16.85 per share, $15.43 per share and $14.39 per share, respectively.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
Note 6—Income (Loss) from Continuing Operations Per Share
The following table sets forth the computation of income (loss) from continuing operations per share (in millions except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Income (loss) from continuing operations	$109.9	$(154.8)	$28.6
Series A Preferred Stock dividends	(44.4)	(44.4)	(43.8)
(Income) loss from continuing operations attributable to participating securities	(16.3)	—	3.6
Income (loss) from continuing operations attributable to common stockholders	$49.2	$(199.2)	$(11.6)
Weighted average common shares outstanding	108.0	109.1	116.3
Effect of dilutive stock options and restricted stock awards	1.2	—	—
Weighted average common shares outstanding and potential common shares	109.2	109.1	116.3
Income (loss) from continuing operations per share
Basic	$0.46	$(1.83)	$(0.10)
Diluted	$0.45	$(1.83)	$(0.10)
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
The effect of stock options and restricted stock on income from continuing operations per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on income from continuing operations per diluted share, unexercisable market options and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No service options and 2.9 million market options were excluded from the calculation of diluted income from continuing operations per share for the year ended December 31, 2024. In addition, approximately 0.9 million PRSUs were excluded from the calculation of diluted income from continuing operations per share for the year ended December 31, 2024. In accordance with U.S. GAAP, no potential common shares were included in the computation of diluted income from continuing operations per share for the years ended December 31, 2023 and 2022, because to do so would have been anti-dilutive based on the period undistributed loss from continuing operations. Total options outstanding at December 31, 2024, 2023 and 2022 were 4.3 million, 4.9 million and 4.8 million, respectively.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
Note 7—Allowance for Credit Losses and Doubtful Accounts
The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	Year Ended December 31,
	2024	2023	2022
Allowance for Credit Losses
Balance at beginning of period	$23.0	$21.5	$23.0
Provision for credit losses	47.6	50.6	9.8
Recoveries	7.6	8.9	9.0
Less charge-offs	(58.2)	(58.1)	(20.1)
Other	(0.2)	0.1	(0.2)
Balance at end of period	$19.8	$23.0	$21.5
AFC's allowance for credit losses includes estimated losses for finance receivables currently held on the balance sheet of AFC and its subsidiaries.
The following is a summary of changes in the allowance for doubtful accounts related to trade receivables (in millions):

	Year Ended December 31,
	2024	2023	2022
Allowance for Doubtful Accounts
Balance at beginning of period	$9.9	$15.8	$9.5
Provision for credit losses	6.7	8.6	8.8
Less net charge-offs	(9.6)	(14.6)	(2.3)
Other	(0.3)	0.1	(0.2)
Balance at end of period	$6.7	$9.9	$15.8
Recoveries of trade receivables were netted with charge-offs.
Note 8—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at December 31, 2024.
In September 2024, AFC and AFC Funding Corporation entered into a First Amendment and Joinder (the "First Amendment and Joinder") to the Tenth Amended and Restated Receivables Purchase Agreement. The First Amendment and Joinder provides for, among other things, an extension of the facility's maturity date from January 31, 2026 to January 31, 2028. We capitalized approximately $10.6 million of costs in connection with the First Amendment and Joinder.
In September 2022, AFC and AFC Funding Corporation entered into the Tenth Amended and Restated Receivables Purchase Agreement (the "Receivables Purchase Agreement"). The Receivables Purchase Agreement increased AFC Funding's U.S. committed liquidity from $1.70 billion to $2.0 billion and extended the facility's maturity date. In addition, the discount rate became based on the SOFR reference rate, provisions designed to provide additional lending and operational flexibility were modified or added and provisions providing for a mechanism for determining an alternative rate of interest were modified. We capitalized approximately $10.5 million of costs in connection with the Receivables Purchase Agreement.
We also have an agreement for the securitization of AFCI's receivables. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$300 million on December 31, 2024. In September 2024, AFCI entered into an Amendment No. 1 (the "Amendment No. 1") to the Receivables Purchase Agreement. The Amendment No. 1

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
incorporates and provides for, among other things, an extension of the facility's maturity date from January 31, 2026 to January 31, 2028. We capitalized approximately $1.1 million of costs in connection with the Amendment No. 1. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
In March 2023, AFCI entered into the Receivables Purchase Agreement (the "Canadian Receivables Purchase Agreement"). The Canadian Receivables Purchase Agreement increased AFCI's committed liquidity from C$225 million to C$300 million. In addition, provisions providing a mechanism for determining alternative rates of interest were added. We capitalized approximately $0.6 million of costs in connection with the Canadian Receivables Purchase Agreement.
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

	December 31, 2024		Net Credit Losses During 2024
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,310.5	$14.5	$50.6
Other loans	3.5	3.5	—
Total receivables managed	$2,314.0	$18.0	$50.6
Accrued interest and fees	28.5
Allowance for credit losses	(19.8)
Finance receivables, net	$2,322.7

	December 31, 2023		Net Credit Losses During 2023
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,270.6	$23.7	$49.2
Other loans	3.5	—	—
Total receivables managed	$2,274.1	$23.7	$49.2
Accrued interest and fees	30.9
Allowance for credit losses	(23.0)
Finance receivables, net	$2,282.0
As of December 31, 2024 and 2023, $2,335.1 million and $2,296.4 million, respectively, of finance receivables and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. Obligations collateralized by finance receivables consisted of the following:

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022

	December 31,
	2024	2023
Obligations collateralized by finance receivables, gross	$1,679.1	$1,645.4
Unamortized securitization issuance costs	(18.8)	(13.5)
Obligations collateralized by finance receivables	$1,660.3	$1,631.9
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Agreement. At December 31, 2024, we were in compliance with the covenants in the securitization agreements.
Note 9—Goodwill and Other Intangible Assets
Goodwill consisted of the following (in millions):

	Marketplace	Finance	Total
Balance at December 31, 2022 (1)(2)	$1,223.6	$240.9	$1,464.5
Increase for acquisition activity	25.9	—	25.9
Impairment	(225.3)	—	(225.3)
Foreign currency	6.1	—	6.1
Balance at December 31, 2023 (1)(2)	$1,030.3	$240.9	$1,271.2
Decrease for disposition activity	(31.4)	—	(31.4)
Foreign currency	(16.9)	—	(16.9)
Balance at December 31, 2024 (1)(2)	$982.0	$240.9	$1,222.9
(1) Marketplace amounts are net of accumulated goodwill impairment charges of $250.8 million, $250.8 million and $25.5 million at December 31, 2024, 2023 and 2022, respectively.
(2) Finance amounts are net of accumulated goodwill impairment charges of $161.5 million at December 31, 2024, 2023 and 2022.
Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. Goodwill decreased in 2024 as a result of the sale of the automotive key business, as well as foreign currency changes. Goodwill decreased in 2023 primarily as a result of impairment in a few of our reporting units (see discussion below), partially offset by goodwill recognized for acquisition activity.
The Company tests goodwill and indefinite-lived tradenames for impairment at the reporting unit level annually during the second quarter, or more frequently if events or changes in circumstances indicate that impairment may exist. When performing the impairment assessment, the fair value of the Company's reporting units are estimated using the expected present value of future cash flows (Level 3 inputs). No impairment was identified in 2024.
In the second quarter of 2023 the Company updated its forecasts for all of its reporting units, including an updated estimate for near-term and long-term revenue growth rates reflecting a slower overall recovery in vehicle volumes. Discount rates and other cash flow assumptions used in the valuations were also adjusted. As a result of this impairment assessment, it was determined that the fair value was lower than the carrying value for our U.S. Dealer-to-Dealer and Europe reporting units (both within the Marketplace segment). Accordingly, the Company recorded non-cash goodwill impairment charges totaling $218.9 million related to our U.S. Dealer-to-Dealer reporting unit and $6.4 million related to our Europe reporting unit. The goodwill impairment charge related to our U.S. Dealer-to-Dealer reporting unit related to tax deductible goodwill, and as such the impairment resulted in a deferred tax benefit of $52.5 million. The goodwill impairment related to our U.S. Dealer-to-Dealer reporting unit was primarily driven by lower near-term and long-term revenue growth associated with a slower overall recovery in vehicle volumes. The goodwill impairment related to our Europe reporting unit was driven by combining two previously separate reporting units (ADESA U.K. and ADESA Europe) into a single reporting unit. Including ADESA U.K. in the

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
reporting unit resulted in a reduction in the overall fair value of the combined reporting unit, resulting in an impairment charge. Goodwill impairment was not identified in any other reporting unit in the second quarter of 2023. The impairment charges were reported as a component of "Goodwill and other intangibles impairment" in the consolidated statements of income (loss).
As a result of the second quarter 2023 impairment charges, the carrying value of the U.S. Dealer-to-Dealer and Europe reporting units approximated fair value. As of December 31, 2023, the remaining carrying value of goodwill related to the U.S. Dealer-to-Dealer and Europe reporting units was $87.3 million and $120.8 million, respectively.
The deferred tax benefits of $52.5 million and $6.5 million associated with the goodwill and tradename impairments in the second quarter of 2023, respectively, resulted in the U.S. being in a net deferred tax asset position. Due to the three-year cumulative loss related to U.S. operations, we recorded a $35.8 million and $36.4 million valuation allowance against the U.S. net deferred tax asset at December 31, 2024 and 2023, respectively.
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
A summary of customer relationships is as follows (in millions):

		December 31, 2024			December 31, 2023
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	5 - 19	$555.1	$(437.4)	$117.7	$574.6	$(438.5)	$136.1
The decrease in customer relationships in 2024 was primarily related to the amortization of existing customer relationships. The increase in customer relationships in 2023 was primarily related to the Manheim Canada acquisition, partially offset by the amortization of existing customer relationships.
A summary of other intangibles is as follows (in millions):

		December 31, 2024			December 31, 2023
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Tradenames	1 - Indefinite	$122.4	$(43.4)	$79.0	$123.2	$(27.9)	$95.3
Computer software & technology	3 - 13	525.8	(444.0)	81.8	533.7	(447.5)	86.2
Total		$648.2	$(487.4)	$160.8	$656.9	$(475.4)	$181.5
Other intangibles decreased in 2024 and 2023 primarily as a result of the amortization of existing intangibles, partially offset by computer software additions. The 2023 balance was also impacted by the ADESA tradename impairment and subsequent amortization taken (see discussion below). The carrying amount of tradenames with an indefinite life was approximately $8.7 million at December 31, 2024 and 2023.
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

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
Amortization expense for customer relationships and other intangibles was $81.5 million, $87.7 million and $83.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Estimated amortization expense on existing intangible assets for the next five years is $68.2 million for 2025, $52.4 million for 2026, $38.3 million for 2027, $31.6 million for 2028 and $19.7 million for 2029.
Note 10—Property and Equipment
Property and equipment consisted of the following (in millions):

	Useful Lives (in years)	December 31,
		2024	2023
Land		$77.9	$84.8
Buildings	5 - 40	50.4	54.6
Land improvements	5 - 20	30.6	32.6
Building and leasehold improvements	3 - 33	37.6	38.3
Furniture, fixtures and equipment	1 - 15	101.2	130.0
Vehicles	3 - 10	7.9	14.9
Construction in progress		3.1	1.8
		308.7	357.0
Accumulated depreciation		(159.4)	(187.2)
Property and equipment, net		$149.3	$169.8
Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $13.7 million, $13.8 million and $16.6 million, respectively.
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
The following is a summary of the changes in the reserves for self-insurance and the retained losses (in millions):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$7.2	$12.5	$10.4
Net payments	(34.7)	(33.7)	(27.8)
Expense	33.2	28.4	29.9
Balance at end of period	$5.7	$7.2	$12.5
Individual stop-loss coverage for medical benefits was $0.5 million in 2024, 2023 and 2022. There was no aggregate policy limit for medical benefits for the Company in the last three years. The retention for automobile and general liability claims was $1.0 million per occurrence in the 2024, 2023 and 2022 policy years. The deductible for workers' compensation claims was $1.0 million per occurrence with no corridor deductible in the 2024 policy year, and the retention for workers' compensation claims was $0.5 million per occurrence with a $1.0 million corridor deductible in the 2023 and 2022 policy years. In 2023 and 2022, once the $1.0 million corridor deductible was met for workers' compensation claims, the deductible reverted back to $0.5 million per occurrence. These retentions were aggregated for workers’ compensation, automobile and general liability claims at approximately $28.5 million in 2022. If these aggregates were met, the insurance company would have paid the next $7.5 million. In 2024 and 2023, the aggregate limit of the general liability primary policy was $3.0 million. After the aggregate limit

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
of the general liability primary policy has been exhausted, the excess layers will respond subject to each policies terms and conditions.
Note 12—Long-Term Debt
Long-term debt consisted of the following (in millions):

				December 31,
	Interest Rate*		Maturity	2024	2023
Revolving Credit Facility	Adjusted Term SOFR	+ 2.25%	June 23, 2028	$—	$137.0
Canadian Revolving Credit Facility	Adjusted Term CORRA	+ 2.50%	June 23, 2028	—	—
Senior notes		5.125%	June 1, 2025	210.0	210.0
European lines of credit	Euribor	+ 1.25%	Repayable upon demand	20.7	17.6
Total debt				$230.7	$364.6
*The interest rates presented in the table above represent the rates in place at December 31, 2024. The weighted average interest rate on our short-term borrowings outstanding was 4.30% and 8.78% at December 31, 2024 and 2023, respectively.
Credit Facilities
On June 23, 2023, we entered into the Credit Agreement, which replaced the Previous Credit Agreement, and provides for, among other things, the $325 million Revolving Credit Facility. As a result of replacing the Previous Credit Agreement, we incurred a non-cash loss on the extinguishment of debt of $0.4 million in the second quarter of 2023. The loss was the result of the write-off of unamortized debt issuance costs associated with lenders that are not participating in the Revolving Credit Facility. On January 19, 2024, the Company and ADESA Auctions Canada Corporation, a subsidiary of the Company (the "Canadian Borrower") entered into the First Amendment Agreement (the "First Amendment") to the Credit Agreement. The First Amendment provides for, among other things, (i) a C$175 million revolving credit facility in Canadian dollars (the "Canadian Revolving Credit Facility" and, together with the Revolving Credit Facility, "the Revolving Credit Facilities") and (ii) a C$50 million sub-limit (the "Canadian Sub-limit") under the Company's existing Revolving Credit Facility for borrowings in Canadian dollars. The proceeds from the Canadian Revolving Credit Facility were able to be used to finance a portion of the Manheim Canada acquisition, to pay for expenses related to the First Amendment and for ongoing working capital and general corporate purposes.
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
The obligations of the Company under the Revolving Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) first priority security interests in substantially all other assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum Consolidated Senior Secured Net Leverage Ratio, not to exceed 3.5 as of the last day of each fiscal quarter on which any loans under the Revolving Credit Facilities are outstanding. We were in compliance with the applicable covenants in the Credit Agreement at December 31, 2024.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
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
Debt issuance costs are presented as a direct reduction from the amount of the related debt liability to arrive at the carrying amount. Unamortized debt issuance costs were $8.2 million and $7.6 million at December 31, 2024 and 2023, respectively.
As of December 31, 2024 and 2023, $0.0 million and $137.0 million was drawn on the Revolving Credit Facilities, respectively. In addition, we had related outstanding letters of credit in the aggregate amount of $48.8 million and $54.7 million at December 31, 2024 and 2023, respectively, which reduce the amount available for borrowings under the Revolving Credit Facilities. As of December 31, 2024, there was an additional $397.9 million available for borrowing under the Revolving Credit Facilities. When drawn upon, the Revolving Credit Facilities are classified as current debt based on the Company's past practice of using the Revolving Credit Facilities for short-term borrowings. However, the terms of the Revolving Credit Facilities do not require repayment until June 23, 2028.
Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. The Company pays interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year. The senior notes may be redeemed at par. The senior notes are guaranteed by the Subsidiary Guarantors. In June 2023, in connection with a previously announced offer to purchase, we prepaid $140 million of the senior notes at par with proceeds from the Transaction. We incurred a loss on the extinguishment of the senior notes of $0.7 million in 2023 primarily representative of the write-off of unamortized debt issuance costs associated with the portion of the senior notes repaid, as well as purchase offer expenses. In August 2022, we conducted a cash tender offer and $600 million of the senior notes were prepaid with proceeds from the Transaction. We incurred a loss on the extinguishment of the senior notes of $9.5 million in 2022 primarily representative of the early repayment premium and the write-off of unamortized debt issuance costs associated with the portion of the senior notes repaid. At December 31, 2024, the remaining $210.0 million of senior notes are classified as current debt; at December 31, 2023 the senior notes were classified as long-term debt.
European Lines of Credit
ADESA Europe has lines of credit aggregating $31.1 million (€30 million). The lines of credit had an aggregate $20.7 million and $17.6 million of borrowings outstanding at December 31, 2024 and 2023, respectively. The lines of credit are secured by certain inventory and receivables at ADESA Europe subsidiaries.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
Future Principal Payments
At December 31, 2024, aggregate future principal payments on long-term debt are as follows (in millions):

2025	$230.7
2026	—
2027	—
2028	—
2029	—
Thereafter	—
$230.7
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

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
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
As of December 31, 2024 and 2023, the estimated fair value of our long-term debt amounted to $229.1 million and $360.4 million, respectively. The estimates of fair value were based on broker-dealer quotes (Level 2 inputs) for our debt as of December 31, 2024 and 2023. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Note 14—Other Expense (Income), Net
Other expense (income), net consisted of the following (in millions):

	December 31,
	2024	2023	2022
Change in realized and unrealized (gains) losses on investment securities, net	$(0.4)	$0.4	$7.1
Contingent consideration valuation	—	1.3	—
Foreign currency (gains) losses	5.8	(2.9)	2.5
Investment and note receivable impairment	—	10.3	—
Early termination of contractual arrangement	—	(20.0)	—
Other	(2.9)	(4.7)	(10.9)
Other expense (income), net	$2.5	$(15.6)	$(1.3)
Fair Value Measurement of Investments
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. The realized and unrealized gains and losses on these investment securities are shown in the table above.
ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As of December 31, 2024, the Company had no investment securities measured at fair value (based on quoted market prices for identical assets or Level 1 of the fair value hierarchy). Other investments held of $28.4 million do not have readily determinable fair values and the Company has elected to apply the measurement alternative to these investments and present them at cost. Investments are reported in "Other assets" in the accompanying consolidated balance sheets. Realized and unrealized gains and losses are reported in "Other (income) expense, net" in the consolidated statements of income.
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
In the second quarter of 2023, the Company received $20.0 million in connection with the early termination of a contractual arrangement. This amount was considered non-operating income and was recorded in "Other (income) expense, net" in the second quarter of 2023.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
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
The Company has authorized 1,500,000 shares of Series A Preferred Stock. The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has a liquidation preference of $1,000 per share. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends were payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payments (through June 30, 2022), and thereafter, in cash or in kind, or in any combination of both, at the option of the Company. For the years ended December 31, 2024, 2023, and 2022 the holders of the Series A Preferred Stock received cash dividends aggregating $44.4 million, $44.4 million, and $22.2 million, respectively, and for the year ended December 31, 2022, the holders of the Series A Preferred Stock also received dividends in kind with a value in the aggregate of approximately $21.6 million. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.
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

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
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

The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$15.7	$15.9	$17.7
Finance lease cost:
Amortization of right-of-use assets	$0.3	$1.3	$2.9
Interest on lease liabilities	—	0.1	0.3
Total finance lease cost	$0.3	$1.4	$3.2

Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$15.9	$15.9	$17.5
Operating cash flows related to finance leases	—	0.1	0.3
Financing cash flows related to finance leases	0.9	1.9	3.9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3.8	$1.4	$4.0
Finance leases	—	—	—

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	December 31,
	2024	2023
Operating Leases
Operating lease right-of-use assets	$67.1	$75.9
Other accrued expenses	$11.7	$11.0
Operating lease liabilities	60.4	70.4
Total operating lease liabilities	$72.1	$81.4
Finance Leases
Property and equipment, gross	$35.9	$37.6
Accumulated depreciation	(35.9)	(37.3)
Property and equipment, net	$—	$0.3
Other accrued expenses	$—	$0.9
Other liabilities	—	—
Total finance lease liabilities	$—	$0.9
Weighted Average Remaining Lease Term
Operating leases	7.6 years	8.3 years
Finance leases	N/A	1.0 year
Weighted Average Discount Rate
Operating leases	5.9%	5.9%
Finance leases	N/A	4.0%

Maturities of lease liabilities as of December 31, 2024 were as follows (in millions):

	Operating Leases	Finance Leases
2025	$15.6	$—
2026	12.2	—
2027	11.3	—
2028	9.3	—
2029	8.3	—
Thereafter	33.3	—
Total lease payments	90.0	—
Less imputed interest	(17.9)	—
Total	$72.1	$—

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
Note 17—Income Taxes
The components of our income (loss) from continuing operations before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Income (loss) from continuing operations before income taxes:
Domestic	$90.4	$(209.7)	$(59.7)
Foreign	67.5	63.2	98.3
Total	$157.9	$(146.5)	$38.6
Income tax expense (benefit):
Current:
Federal	$19.6	$22.1	$(9.2)
Foreign	19.1	16.0	23.1
State	7.6	—	(1.6)
Total current provision	46.3	38.1	12.3
Deferred:
Federal	3.4	(29.4)	(2.9)
Foreign	(1.9)	3.2	0.9
State	0.2	(3.6)	(0.3)
Total deferred provision	1.7	(29.8)	(2.3)
Income tax expense	$48.0	$8.3	$10.0
The provision for income taxes was different from the U.S. federal statutory rate applied to income before taxes, and is reconciled as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net	3.3%	3.8%	(4.8)%
Reserves for tax exposures	1.5%	—%	0.4%
Change in valuation allowance	(0.7)%	(25.2)%	8.5%
International operations	1.0%	(4.7)%	2.9%
Stock-based compensation	(0.1)%	(0.1)%	—%
Impact of law and rate change	(0.5)%	0.2%	(5.6)%
Excess officer's compensation	1.4%	(1.0)%	5.5%
Transaction costs	—%	—%	(0.2)%
Goodwill and other intangibles impairment	—%	(0.9)%	—%
Impact of acquisition and divestiture adjustments	3.4%	1.3%	—%
Other, net	0.1%	(0.1)%	(1.8)%
Effective rate	30.4%	(5.7)%	25.9%

The effective tax rate in 2023 was unfavorably impacted by the goodwill and other intangibles impairment charges and the recording of valuation allowance against the U.S. net deferred tax asset.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax benefits associated with the goodwill and tradename impairments resulted in the U.S. being in a net deferred tax asset position. Due to the three-year cumulative loss related to U.S. operations, we recorded a valuation allowance against the U.S. net deferred tax asset at December 31, 2024 and 2023.
We offset all deferred tax assets and liabilities by jurisdiction, as well as any related valuation allowance, and present them as a non-current deferred income tax asset or liability (as applicable). Deferred tax assets (liabilities) are comprised of the following (in millions):

	December 31,
	2024	2023
Gross deferred tax assets:
Allowances for trade and finance receivables	$6.2	$8.1
Goodwill and intangible assets	9.1	4.1
Accruals and liabilities	2.4	4.3
Employee benefits and compensation	6.4	9.2
Net operating loss carryforwards	21.3	19.9
Right of use lease liability	17.6	20.1
Other	4.0	7.9
Total deferred tax assets	67.0	73.6
Deferred tax asset valuation allowance	(63.3)	(63.2)
Total	3.7	10.4
Gross deferred tax liabilities:
Property and equipment	(2.4)	(3.5)
Right of use lease asset	(16.3)	(18.7)
Other	(4.9)	(6.1)
Total	(23.6)	(28.3)
Net deferred tax liabilities	$(19.9)	$(17.9)
The tax benefit from state and federal net operating loss carryforwards expires as follows (in millions):

2025	$0.2
2026	0.1
2027	—
2028	—
2029	—
2030 and after	21.0
$21.3
Permanently reinvested undistributed earnings of our foreign subsidiaries were approximately $459.0 million at December 31, 2024. Because these amounts have been or will be permanently reinvested in properties and working capital, we have not recorded the deferred taxes associated with these earnings. If the undistributed earnings of foreign subsidiaries were to be remitted, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits. It is not practical for us to determine the additional tax that would be incurred upon remittance of these earnings.
We made federal income tax payments, related to continuing operations and net of federal income tax refunds, of $17.1 million, $7.5 million and $0.0 million in 2024, 2023 and 2022, respectively. State and foreign income taxes paid by us, net of refunds, totaled $19.5 million, $28.3 million and $25.6 million in 2024, 2023 and 2022, respectively.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
We apply the provisions of ASC 740, Income Taxes. ASC 740 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise's financial statements. These provisions prescribe a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	December 31,
	2024	2023
Balance at beginning of period	$14.9	$5.8
Increase in prior year tax positions	0.7	9.2
Increase in current year tax positions	0.5	0.7
Lapse in statute of limitations	(0.1)	(0.8)
Balance at end of period	$16.0	$14.9
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $14.6 million and $12.3 million at December 31, 2024 and 2023, respectively.
We record interest and penalties associated with the uncertain tax positions within our provision for income taxes on the consolidated statement of income (loss). We had reserves totaling $2.5 million and $1.1 million at December 31, 2024 and 2023 associated with interest and penalties, net of tax.
The provision for income taxes involves management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by us. In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by us and can raise issues regarding our filing positions, timing and amount of income or deductions and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business we are subject to examination by taxing authorities in the U.S., Canada, Western Europe, United Kingdom, Mexico, Uruguay and the Philippines. In general, the examination of our material tax returns is completed for the years prior to 2021.
Based on the potential outcome of the Company's tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the currently remaining unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the reserve balance is estimated to be in the range of a $0.0 million to $0.5 million decrease.
Note 18—Employee Benefit Plans
401(k) Plan
We maintain a defined contribution 401(k) plan that covers substantially all U.S. employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. The Company matches 100 percent of the amounts contributed by each individual participant up to 4 percent of the participant's compensation. Participants are 100 percent vested in the Company's contributions. For the years ended December 31, 2024, 2023 and 2022 we contributed $6.2 million, $6.0 million and $6.3 million, respectively.
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
December 31, 2024, 2023 and 2022
These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period. Legal fees are expensed as incurred.
We accrue, as appropriate, for environmental remediation costs anticipated to be incurred at certain of our vehicle logistics center facilities. There were no liabilities for environmental matters included in "Other accrued expenses" at December 31, 2024 or 2023.
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
Note 20—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	December 31,
	2024	2023
Foreign currency translation loss	$(69.1)	$(36.7)
Accumulated other comprehensive loss	$(69.1)	$(36.7)
Note 21—Segment Information
ASC 280, Segment Reporting, requires reporting of segment information that is consistent with the manner in which the chief operating decision maker ("CODM") operates and views the Company. OPENLANE's CODM is the Chief Executive Officer. Our operations are grouped into two operating segments: Marketplace and Finance, which also serve as our reportable business segments. These reportable business segments offer different services and have fundamental differences in their operations. This segment structure reflects the financial information used by our CODM to make decisions regarding the business, including resource allocations and performance assessments. The Company’s method for measuring profitability on a reportable segment basis is operating profit (loss). The CODM considers history-to-actual, budget-to-actual and forecast-to-actual results to assess the performance of the segments and in allocating resources.
Marketplace encompasses all wholesale marketplaces throughout North America and Europe. The Marketplace segment relates to used vehicle remarketing, including marketplace services, remarketing, or make ready services and all are interrelated, synergistic elements along the auto remarketing chain.
The Finance segment (through AFC) is primarily engaged in the business of providing short-term, inventory-secured financing to independent vehicle dealers. AFC conducts business primarily at or near wholesale used vehicle auctions in the U.S. and Canada and other areas where there is a concentration of AFC customers. As discussed in Note 2, beginning in 2024, finance interest expense and finance provision for credit losses are now shown as separate line items within operating expenses (in the Finance Segment). Segment results for prior periods have been reclassified to conform to the new presentation.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
Financial information regarding our reportable segments is set forth below as of and for the year ended December 31, 2024 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$1,357.4	$431.1	$1,788.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	888.9	67.4	956.3
Finance interest expense	—	123.5	123.5
Provision for credit losses	6.7	47.6	54.3
Selling, general and administrative	359.6	49.0	408.6
Depreciation and amortization	83.3	11.9	95.2
Gain on sale of business	(31.6)	—	(31.6)
Total operating expenses			1,606.3
Operating profit	50.5	131.7	182.2
Interest expense			21.8
Other expense (income), net			2.5
Income from continuing operations before income taxes			157.9
Income taxes			48.0
Income from continuing operations			$109.9
Total assets	$1,944.6	$2,677.7	$4,622.3
Capital expenditures	$48.7	$4.3	$53.0
Financial information regarding our reportable segments is set forth below as of and for the year ended December 31, 2023 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$1,251.7	$444.0	$1,695.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	801.7	65.9	867.6
Finance interest expense	—	130.6	130.6
Provision for credit losses	8.6	50.6	59.2
Selling, general and administrative	372.0	49.8	421.8
Depreciation and amortization	92.2	9.3	101.5
Goodwill and other intangibles impairment	250.8	—	250.8
Total operating expenses			1,831.5
Operating (loss) profit	(273.6)	137.8	(135.8)
Interest expense			25.2
Other (income) expense, net			(15.6)
Loss on extinguishment of debt			1.1
(Loss) income from continuing operations before income taxes			(146.5)
Income taxes			8.3
(Loss) income from continuing operations			$(154.8)
Total assets	$2,065.6	$2,660.7	$4,726.3
Capital expenditures	$46.5	$5.5	$52.0

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
Financial information regarding our reportable segments is set forth below as of and for the year ended December 31, 2022 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$1,143.5	$385.7	$1,529.2
Operating expenses
Cost of services (exclusive of depreciation and amortization)	771.2	63.1	834.3
Finance interest expense	—	79.0	79.0
Provision for credit losses	8.8	9.8	18.6
Selling, general and administrative	389.8	46.5	436.3
Depreciation and amortization	92.3	7.9	100.2
Gain on sale of property	(33.9)	—	(33.9)
Total operating expenses			1,434.5
Operating (loss) profit	(84.7)	179.4	94.7
Interest expense			40.2
Other (income) expense, net			(1.3)
Loss on extinguishment of debt			17.2
Income (loss) from continuing operations before income taxes			38.6
Income taxes			10.0
Income (loss) from continuing operations			$28.6
Total assets	$2,297.8	$2,822.0	$5,119.8
Capital expenditures	$55.7	$5.2	$60.9
Geographic Information
Our foreign operations include Canada, Continental Europe and the U.K. Approximately 52%, 58% and 62% of our foreign operating revenues were from Canada for the years ended December 31, 2024, 2023 and 2022, respectively. Most of the remaining foreign operating revenues were generated from Continental Europe. Information regarding the geographic areas of our operations is set forth below (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating revenues
U.S.	$1,053.7	$1,068.1	$1,001.5
Foreign	734.8	627.6	527.7
	$1,788.5	$1,695.7	$1,529.2

	December 31,
	2024	2023
Long-lived assets
U.S.	$1,006.1	$1,074.2
Foreign	764.8	810.2
	$1,770.9	$1,884.4
No single customer accounted for more than ten percent of our total revenues in any fiscal year presented.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023 and 2022
Note 22—Quarterly Financial Data (Unaudited)
Information for any one quarterly period is not necessarily indicative of the results that may be expected for the year.

2024 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$429.9	$443.8	$459.8	$455.0
Operating expenses
Cost of services (exclusive of depreciation and amortization)	213.9	245.9	252.0	244.5
Finance interest expense	32.6	31.9	30.7	28.3
Provision for credit losses	15.8	13.3	13.1	12.1
Selling, general, and administrative	106.5	104.7	97.7	99.7
Depreciation and amortization	24.3	24.1	23.8	23.0
Gain on sale of business	—	—	—	(31.6)
Total operating expenses	393.1	419.9	417.3	376.0
Operating profit	36.8	23.9	42.5	79.0
Interest expense	7.1	5.5	4.6	4.6
Other expense (income), net	0.5	0.2	(3.6)	5.4
Income from continuing operations before income taxes	29.2	18.2	41.5	69.0
Income taxes	10.7	7.5	13.1	16.7
Income from continuing operations	$18.5	$10.7	$28.4	$52.3
Income from continuing operations per share
Basic	$0.05	$—	$0.12	$0.29
Diluted	$0.05	$—	$0.12	$0.29

2023 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues	$432.6	$429.1	$427.9	$406.1
Operating expenses
Cost of services (exclusive of depreciation and amortization)	224.2	222.6	216.0	204.8
Finance interest expense	30.3	32.1	34.2	34.0
Provision for credit losses	14.3	14.1	13.6	17.2
Selling, general, and administrative	105.7	109.3	105.4	101.4
Depreciation and amortization	23.0	26.8	26.4	25.3
Goodwill and other intangibles impairment	—	250.8	—	—
Total operating expenses	397.5	655.7	395.6	382.7
Operating profit (loss)	35.1	(226.6)	32.3	23.4
Interest expense	8.0	6.7	5.2	5.3
Other expense (income), net	7.1	(21.3)	1.7	(3.1)
Loss on extinguishment of debt	—	1.1	—	—
Income (loss) from continuing operations before income taxes	20.0	(213.1)	25.4	21.2
Income taxes	7.3	(19.3)	12.7	7.6
Income (loss) from continuing operations	$12.7	$(193.8)	$12.7	$13.6
Income (loss) from continuing operations per share
Basic	$0.01	$(1.87)	$0.01	$0.02
Diluted	$0.01	$(1.87)	$0.01	$0.02

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
Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, and under the oversight of our Board of Directors, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2024. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting.
KPMG LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2024 as stated in their report included below.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
OPENLANE, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited OPENLANE, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Indianapolis, Indiana
February 19, 2025
Item 9B.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the fourth quarter of 2024, none of the Company’s directors or executive officers adopted a Rule 10b5-1 trading plan, terminated or modified a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to our directors and nominees will be included in our Definitive Proxy Statement for our 2025
Annual Meeting of Stockholders and such information will be incorporated by reference herein. Our executive officers are as follows:

Name	Age	Position
Peter J. Kelly	56	Chief Executive Officer
Charles S. Coleman	53	Executive Vice President, Chief Legal Officer and Secretary
James P. Coyle	44	Executive Vice President and President, Marketplace
Brad S. Lakhia	52	Executive Vice President, Chief Financial Officer
William C. Mitchell	42	President of AFC
Tobin P. Richer	51	Executive Vice President, Marketing and Communications
Peter J. Kelly, 56, Chief Executive Officer. Mr. Kelly has been Chief Executive Officer of the Company since April 2021. Previously, Mr. Kelly served as the Company’s President from January 2019 to March 2021, the President of Digital Services from December 2014 to January 2019 and the Chief Technology Officer from June 2013 to January 2019. Mr. Kelly was the President and Chief Executive Officer of OPENLANE from February 2011 to June 2013. Prior to that, Mr. Kelly was President and Chief Financial Officer of OPENLANE from February 2010 to February 2011. Mr. Kelly was a co-founder of OPENLANE in 1999 and served in a number of executive roles at OPENLANE from 1999 to 2010.
Charles S. Coleman, 53, Executive Vice President, Chief Legal Officer and Secretary. Mr. Coleman has served as the Company’s Executive Vice President and Chief Legal Officer since November 2020, and as Secretary since October 2019. Mr. Coleman previously served as Senior Vice President and General Counsel from October 2017 to October 2020, Assistant Secretary from April 2015 to October 2019, and as Vice President and Assistant General Counsel from April 2015 to October 2017. Prior to joining the Company, Mr. Coleman practiced corporate law as an associate attorney and then partner with Krieg DeVault in Indianapolis, Indiana from 1999 to March 2015 and as an associate attorney with Baker Donelson (formerly Berkowitz, Lefkovits, Isom & Kushner) in Birmingham, Alabama from 1996 to 1999.
James P. Coyle, 44, Executive Vice President and President, Marketplace. Mr. Coyle has served as the Company’s Executive Vice President and President, Marketplace since July 2023 (Mr. Coyle's title was updated from "Executive Vice President and President, North American Marketplaces" in January 2025 to reflect Mr. Coyle's expanded Marketplace segment leadership role). Mr. Coyle previously served as Executive Vice President, Chief Digital Officer from October 2021 to July 2023. Mr. Coyle was the Chief Executive Officer and member of the Board of Directors of RealSelf, Inc. from September 2020 to October 2021 and Chief Operating Officer from April 2019 to September 2020. Prior to that, Mr. Coyle served as Chief Customer Officer of Varsity Tutors LLC from August 2016 to April 2019, President, Home Appliances, Commercial Sales and Monark Appliances of Sears Holdings Corporation from June 2014 to June 2016, and served in several positions at Amazon.com, Inc. from 2007 to 2014, his last role being Director, Category leader of Electronics.
Brad S. Lakhia, 52, Executive Vice President, Chief Financial Officer. Mr. Lakhia has served as the Company's Executive Vice President, Chief Financial Officer since April 2023. Prior to joining the Company, Mr. Lakhia served as Vice President Finance, Americas of The Goodyear Tire & Rubber Company (“Goodyear”) from November 2019 to April 2023. Mr. Lakhia was Vice President, Business Planning & Analysis of Andeavor (formerly Tesoro Corp.) from September 2016 to October 2018 and Vice President, Treasurer and Credit of Andeavor from February 2014 to September 2016. Prior to joining Andeavor, Mr. Lakhia served in accounting, treasury and divisional finance roles with increasing responsibility at Goodyear from October 1996 to February 2014.
William C. Mitchell, 42, President of AFC. Mr. Mitchell has served as President of AFC since April 2024. Mr. Mitchell previously served as Chief Operating Officer of AFC from April 2021 to March 2024, Vice President of Business Development of AFC from January 2018 to April 2021, and as Director of Strategic Initiatives – M&A of AFC from July 2015 to January 2018. Prior to joining AFC, Mr. Mitchell served in risk management, financial analysis and corporate development roles with increasing responsibility at ETC ProLiance Energy (formerly ProLiance Energy) from 2005 to 2013, and subsequently at Citizens Energy Group from 2013 to 2015 (following Citizens Energy Group’s sale of ProLiance Energy). Prior to joining ProLiance Energy, Mr. Mitchell was an associate at Standard & Poor’s from 2004 to 2005.
Tobin P. Richer, 51, Executive Vice President, Marketing and Communications. Mr. Richer has served as the Company’s Executive Vice President, Marketing and Communications since February 2024. Mr. Richer previously served as the Company’s Senior Vice President, Marketing & Communications from August 2020 to February 2024 and Senior Vice President, Corporate Communications from October 2016 to August 2020. Prior to joining the Company, Mr. Richer served in various leadership roles at Elevance Health, Inc. (formerly “Anthem, Inc.”) including: Vice President of Corporate Communications from 2011 to 2016; Senior Executive Advisor, Office of the CEO from 2010 to 2011; Staff Vice President, Clinical Health Policy from 2007 to 2010; and Director, Medicare Counsel 2002 to 2007. Prior to Elevance, Mr. Richer practiced corporate and health care law as an associate attorney with Michael Best & Friedrich in Milwaukee, Wisconsin from 2001 to 2002 and began his career as a Health Insurance Specialist with the Centers for Medicare & Medicaid Services, US Department of Health and Human Services from 1999 to 2001.
Insider Trading Policies and Procedures
The information required by this item is incorporated by reference herein from our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
Delinquent Section 16(a) Reports
The information required by this item is incorporated by reference herein from our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
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
Item 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference herein from our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K will be included in our Definitive Proxy Statement for our 2025 Annual Meeting and such information will be incorporated by reference herein.
Equity Compensation Plan Information
The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(3)
Equity compensation plans approved by security holder(s)	7,330,251	$15.89	7,686,132
Equity compensation plans not approved by security holders	—	—	—
Total	7,330,251	$15.89	7,686,132

(1)Includes service options, market options, performance-based restricted stock units ("PRSUs") and restricted stock units ("RSUs") issued under the OPENLANE, Inc. Second Amended and Restated 2009 Omnibus Stock and Incentive Plan ("Omnibus Plan") (including dividend equivalents). PRSUs have been included at target.
(2)Option awards issued by the Company have exercise prices ranging from $13.81 to $18.23. The weighted-average price in the table above only reflects the weighted-average exercise price of outstanding options. The weighted-average exercise price does not include the PRSUs or RSUs.
(3)The number of securities available for future issuance includes (a) 6,871,676 shares of common stock that may be issued under the Omnibus Plan; and (b) 814,456 shares of common stock that may be issued under the KAR Auction Services, Inc. Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference herein from our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
Item 14.    Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference herein from our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Securities and Asset Purchase Agreement, dated as of February 24, 2022, by and among OPENLANE, Inc., Carvana Group, LLC and Carvana Co. solely for purposes of Section 10.15 thereof as guarantor	8-K	001-34568	2.1	2/24/2022

3.1a	Amended and Restated Certificate of Incorporation of OPENLANE, Inc.	10-Q	001-34568	3.1	8/3/2016

3.1b	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OPENLANE, Inc.	8-K	001-34568	3.1	5/12/2023

3.2	Second Amended and Restated By-Laws of OPENLANE, Inc.	8-K	001-34568	3.1	11/4/2014

3.3	Certificate of Designations Designating the Series A Convertible Preferred Stock	8-K	001-34568	3.1	6/10/2020

4.1	Indenture, dated as of May 31, 2017, among OPENLANE, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

4.2	Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.3		Description of the Company's securities	10-K	001-34568	4.3	2/19/2020

10.1a		Credit Agreement, dated as of June 23, 2023, among OPENLANE, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-34568	10.1	6/26/2023

10.1b		First Amendment Agreement, dated as of January 19, 2024, by and among OPENLANE, Inc., ADESA Auctions Canada Corporation, certain other subsidiaries of OPENLANE, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-34568	10.1	1/22/2024

10.2a	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and Peter J. Kelly	10-Q	001-34568	10.9	5/7/2020

10.2b	*	Amendment No. 1 to Employment Agreement, dated March 1, 2021, between OPENLANE, Inc. and Peter J. Kelly	8-K	001-34568	10.2	3/2/2021

10.3	*	Employment Agreement, dated April 17, 2023, between OPENLANE, Inc. and Brad S. Lakhia	8-K	001-34568	10.1	4/17/2023

10.4	*	Employment Agreement, dated October 26, 2021, between OPENLANE, Inc. and James Coyle	10-K	001-34568	10.6	2/23/2022

10.5a	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and Sriram Subrahmanyam	10-K	001-34568	10.7a	3/9/2023

10.5b	*	Amendment No. 1 to Employment Agreement, dated May 9, 2022, between OPENLANE, Inc. and Sriram Subrahmanyam	10-K	001-34568	10.7b	3/9/2023

10.6	*	Employment Agreement, dated April 1, 2024, between OPENLANE, Inc. and William C. Mitchell					X

10.7	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and Charles S. Coleman					X

10.8	*	OPENLANE, Inc. Annual Incentive Program Summary of Terms 2024	10-K	001-34568	10.10	2/21/2024

10.9	*	OPENLANE, Inc. Annual Incentive Program Summary of Terms 2025					X

10.10a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.10b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.10c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.10d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.10e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.10f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11a	+	Tenth Amended and Restated Receivables Purchase Agreement, dated September 28, 2022, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Fifth Third Bank, National Association, Chariot Funding LLC, PNC Bank, National Association, Thunder Bay Funding, LLC, Truist Bank, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Bank of Montreal	10-Q	001-34568	10.11	11/2/2022

10.11b	+	First Amendment and Joinder, dated September 27, 2024, to the Tenth Amended and Restated Receivables Purchase Agreement	10-Q	001-34568	10.12b	11/7/2024

10.12a	+	Receivables Purchase Agreement, dated March 1, 2023, between Automotive Finance Canada Inc., OPENLANE, Inc., Computershare Trust Company of Canada, the Agents Parties to the Loan Agreement and BMO Nesbitt Burns Inc.	10-Q	001-34568	10.14	5/3/2023

10.12b		Amendment No. 1 to the Receivables Purchase Agreement, dated September 27, 2024	10-Q	001-34568	10.13b	11/7/2024

10.13		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.14a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.14b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.14c	*	KAR Auction Services, Inc. Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 4, 2021	DEF 14A	001-34568	Annex I	4/23/2021

10.14d	*	OPENLANE, Inc. Second Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 7, 2024	DEF 14A	001-34568	Annex I	4/26/2024

10.15	*	KAR Auction Services, Inc. Amended and Restated Employee Stock Purchase Plan	10-Q	001-34568	10.27	8/5/2020

10.16a	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.16b	*	Amendment No. 1 to the KAR Auction Services, Inc. Directors Deferred Compensation Plan, dated as of June 28, 2019	10-Q	001-34568	10.28b	11/6/2019

10.17	*	Director Restricted Share Agreement	10-Q	001-34568	10.29	8/7/2019

10.18	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.19	*	Form of 2020 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/19/2020

10.20	*	Form of 2022 Restricted Stock Unit Award Agreement	10-K	001-34568	10.22	3/9/2023

10.21	*	Form of 2025 Restricted Stock Unit Award Agreement for Section 16 Officers					X

10.22	*	Form of Non-Qualified Stock Option Award Agreement	10-K	001-34568	10.30	2/18/2021

10.23	*	Form of 2020, 2021 and 2022 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/19/2020

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.24	*	Form of 2022 Amended and Restated Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA)	10-Q	001-34568	10.25	11/2/2022

10.25	*	Form of 2023 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)	10-K	001-34568	10.27	3/9/2023

10.26	*	Form of 2024 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)	10-K	001-34568	10.28	2/21/2024

10.27	*	Form of 2025 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)					X

10.28		Investment Agreement, dated as of May 26, 2020, by and between OPENLANE, Inc. and Ignition Parent LP	8-K	001-34568	10.1	5/27/2020

10.29a		Investment Agreement, dated as of May 26, 2020, by and between OPENLANE, Inc. and Periphas Capital GP, LLC	8-K	001-34568	10.2	5/27/2020

10.29b		Assignment and Assumption Agreement, dated as of June 9, 2020, by and between Periphas Capital GP, LLC and Periphas Kanga Holdings, L.P.	10-K	001-34568	10.37b	2/18/2021

10.30		Registration Rights Agreement, dated as of June 10, 2020, by and among OPENLANE, Inc. and Ignition Parent LP	8-K	001-34568	10.1	6/10/2020

10.31		Registration Rights Agreement, dated as of June 29, 2020, by and between OPENLANE, Inc. and Periphas Kanga Holdings, LP	8-K	001-34568	10.1	6/29/2020

19.1		OPENLANE, Inc. Insider Trading Policy, dated as of July 26, 2023					X

21.1		Subsidiaries of OPENLANE, Inc.					X

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1		OPENLANE, Inc. Clawback Policy	10-K	001-34568	97.1	2/21/2024

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101
The following materials from OPENLANE, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) for the year ended December 31, 2024, 2023 and 2022; (ii) the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2024, 2023 and 2022; (iii) the Consolidated Balance Sheets as of December 31, 2024 and 2023; (iv) the Consolidated Statements of Stockholders' Equity for the year ended December 31, 2024, 2023 and 2022; (v) the Consolidated Statements of Cash Flows for the year ended December 31, 2024, 2023 and 2022; and (vi) the Notes to Consolidated Financial Statements.
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
February 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER J. KELLY	Chief Executive Officer and Director	February 19, 2025
Peter J. Kelly	(Principal Executive Officer)

/s/ BRAD S. LAKHIA	Chief Financial Officer	February 19, 2025
Brad S. Lakhia	(Principal Financial Officer)

/s/ DWAYNE P. PRICE	Chief Accounting Officer	February 19, 2025
Dwayne P. Price	(Principal Accounting Officer)

/s/ RANDY ALTSCHULER	Director	February 19, 2025
Randy Altschuler

/s/ CARMEL GALVIN	Director	February 19, 2025
Carmel Galvin

/s/ J. MARK HOWELL	Director	February 19, 2025
J. Mark Howell

/s/ STEFAN JACOBY	Director	February 19, 2025
Stefan Jacoby

/s/ MICHAEL T. KESTNER	Chairman of the Board	February 19, 2025
Michael T. Kestner

/s/ ROY MACKENZIE	Director	February 19, 2025
Roy Mackenzie

/s/ SANJEEV MEHRA	Director	February 19, 2025
Sanjeev Mehra

/s/ MARY ELLEN SMITH	Director	February 19, 2025
Mary Ellen Smith