Form 10-Q
period 2025-03-31
OPENLANE, Inc.
filed 2025-05-08
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of April 30, 2025, 107,383,667 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

OPENLANE, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
OPENLANE, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating revenues
Auction fees	$125.2	$109.9
Service revenue	140.3	150.2
Purchased vehicle sales	85.7	58.2
Finance revenue	108.9	111.6
Total operating revenues	460.1	429.9
Operating expenses
Cost of services (exclusive of depreciation and amortization)	241.6	213.9
Finance interest expense	27.6	32.6
Provision for credit losses	9.3	15.8
Selling, general and administrative	107.2	106.5
Depreciation and amortization	22.7	24.3
Total operating expenses	408.4	393.1
Operating profit	51.7	36.8
Interest expense	4.0	7.1
Other (income) expense, net	(5.0)	0.5
Income from continuing operations before income taxes	52.7	29.2
Income taxes	15.8	10.7
Income from continuing operations	36.9	18.5
Income from discontinued operations, net of income taxes	—	—
Net income	$36.9	$18.5
Net income per share - basic
Income from continuing operations	$0.18	$0.05
Income from discontinued operations	—	—
Net income per share - basic	$0.18	$0.05
Net income per share - diluted
Income from continuing operations	$0.18	$0.05
Income from discontinued operations	—	—
Net income per share - diluted	$0.18	$0.05

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$36.9	$18.5
Other comprehensive income (loss)
Foreign currency translation gain (loss)	4.4	(9.5)
Comprehensive income	$41.3	$9.0

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$220.5	$143.0
Restricted cash	36.0	40.7
Trade receivables, net of allowances of $6.9 and $6.7	345.4	248.2
Finance receivables, net of allowances of $20.5 and $19.8	2,333.2	2,322.7
Other current assets	110.5	96.9
Total current assets	3,045.6	2,851.5
Other assets
Goodwill	1,228.0	1,222.9
Customer relationships, net of accumulated amortization of $441.9 and $437.4	113.8	117.7
Other intangible assets, net of accumulated amortization of $504.2 and $487.4	155.6	160.8
Operating lease right-of-use assets	64.9	67.1
Property and equipment, net of accumulated depreciation of $161.3 and $159.4	146.8	149.3
Other assets	51.7	53.0
Total other assets	1,760.8	1,770.8
Total assets	$4,806.4	$4,622.3

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	March 31, 2025	December 31, 2024
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities
Accounts payable	$710.4	$547.6
Accrued employee benefits and compensation expenses	26.0	36.5
Accrued interest	10.7	7.2
Other accrued expenses	84.5	80.8
Income taxes payable	3.8	10.6
Obligations collateralized by finance receivables	1,659.5	1,660.3
Current maturities of long-term debt	225.8	222.5
Total current liabilities	2,720.7	2,565.5
Non-current liabilities
Long-term debt	—	—
Deferred income tax liabilities	25.2	24.4
Operating lease liabilities	58.2	60.4
Other liabilities	17.4	16.8
Total non-current liabilities	100.8	101.6
Commitments and contingencies (Note 8)
Temporary equity
Series A convertible preferred stock	612.5	612.5
Stockholders' equity
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
March 31, 2025: 107,348,094
December 31, 2024: 106,849,134	1.1	1.1
Additional paid-in capital	720.4	720.9
Retained earnings	715.6	689.8
Accumulated other comprehensive loss	(64.7)	(69.1)
Total stockholders' equity	1,372.4	1,342.7
Total liabilities, temporary equity and stockholders' equity	$4,806.4	$4,622.3

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	106.8	$1.1	$720.9	$689.8	$(69.1)	$1,342.7
Net income				36.9		36.9
Other comprehensive income					4.4	4.4
Issuance of common stock under stock plans	0.7		2.1			2.1
Surrender of RSUs for taxes	(0.2)		(4.2)			(4.2)
Stock-based compensation expense			1.7			1.7
Repurchase and retirement of common stock			(0.1)			(0.1)
Dividends on preferred stock				(11.1)		(11.1)
Balance at March 31, 2025	107.3	$1.1	$720.4	$715.6	$(64.7)	$1,372.4

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	108.0	$1.1	$738.2	$624.4	$(36.7)	$1,327.0
Net income				18.5		18.5
Other comprehensive loss					(9.5)	(9.5)
Issuance of common stock under stock plans	0.4		0.4			0.4
Surrender of RSUs for taxes	(0.1)		(1.7)			(1.7)
Stock-based compensation expense			6.6			6.6
Dividends on preferred stock				(11.1)		(11.1)
Balance at March 31, 2024	108.3	$1.1	$743.5	$631.8	$(46.2)	$1,330.2

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$36.9	$18.5
Net income from discontinued operations	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.7	24.3
Provision for credit losses	9.3	15.8
Deferred income taxes	2.4	(1.5)
Amortization of debt issuance costs	2.2	2.2
Stock-based compensation	1.7	6.6
Other non-cash, net	0.2	0.1
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(109.3)	(113.6)
Accounts payable and accrued expenses	156.5	147.8
Net cash provided by operating activities - continuing operations	122.6	100.2
Net cash used by operating activities - discontinued operations	—	—
Investing activities
Net increase in finance receivables held for investment	(19.8)	(26.4)
Purchases of property, equipment and computer software	(11.9)	(12.9)
Investments in securities	(0.6)	(0.4)
Proceeds from the sale of property and equipment	0.4	—
Net cash used by investing activities - continuing operations	(31.9)	(39.7)
Net cash provided by investing activities - discontinued operations	—	—
Financing activities
Net (decrease) increase in book overdrafts	(5.0)	17.0
Net borrowings from (repayments of) lines of credit	1.7	(33.2)
Net decrease in obligations collateralized by finance receivables	(2.2)	(32.8)
Payments for debt issuance costs/amendments	(0.1)	(1.9)
Payments on finance leases	—	(0.3)
Issuance of common stock under stock plans	2.1	0.4
Tax withholding payments for vested RSUs	(4.2)	(1.7)
Repurchase and retirement of common stock	(0.1)	—
Dividends paid on Series A Preferred Stock	(11.1)	(11.1)
Net cash used by financing activities - continuing operations	(18.9)	(63.6)
Net cash provided by financing activities - discontinued operations	—	—
Net change in cash balances of discontinued operations	—	—
Effect of exchange rate changes on cash	1.0	(4.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	72.8	(8.0)
Cash, cash equivalents and restricted cash at beginning of period	183.7	158.9
Cash, cash equivalents and restricted cash at end of period	$256.5	$150.9
Cash paid for interest	$26.1	$36.2
Cash paid for taxes, net of refunds - continuing operations	$18.1	$15.4
Cash paid for taxes, net of refunds - discontinued operations	$(1.5)	$0.2

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2025 (Unaudited)

Note 1—Basis of Presentation and Nature of Operations
Defined Terms
Unless otherwise indicated or unless the context otherwise requires, the following terms used herein shall have the following meanings:
•"we," "us," "our," "OPENLANE" and "the Company" refer, collectively, to OPENLANE, Inc. (f/k/a KAR Auction Services, Inc.) and its subsidiaries, unless the context requires otherwise;
•"ADESA" or "ADESA Auctions" refer, collectively, to ADESA, Inc., a wholly-owned subsidiary of OPENLANE, and ADESA, Inc.'s subsidiaries, including OPENLANE US, Inc. (together with OPENLANE US, Inc.'s subsidiaries, "OPENLANE US") and OPENLANE Europe NV and its subsidiaries ("OPENLANE Europe");
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
•"Senior notes" refers to the 5.125% senior notes due 2025 ($210 million aggregate principal was outstanding at March 31, 2025); and
•"Series A Preferred Stock" refers to the Series A Convertible Preferred Stock, par value $0.01 per share (634,305 shares of Series A Preferred Stock were outstanding at March 31, 2025 and December 31, 2024).
Business and Nature of Operations
OPENLANE is a leading digital marketplace for used vehicles, connecting sellers and buyers across North America and Europe to facilitate fast, easy and transparent transactions. Our portfolio of integrated technology, data analytics, financing, logistics, reconditioning and other remarketing solutions, combined with our vehicle logistics centers in Canada, help advance our purpose: to make wholesale easy so our customers can be more successful. As of March 31, 2025, the Marketplace segment serves its customer base through digital marketplaces and 15 vehicle logistics center locations across Canada.
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

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2025 (Unaudited)
We also provide services such as inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services. We are able to serve the diverse and multi-faceted needs of our customers through the wide range of services offered.
AFC is a leading provider of floorplan financing primarily to independent used vehicle dealers ("independent vehicle dealers") and this financing is provided through approximately 90 locations (hybrid of physical locations and a digital servicing network) throughout the United States and Canada as of March 31, 2025. Floorplan financing supports independent vehicle dealers in North America who purchase vehicles at OPENLANE and other used vehicle and salvage auctions. In addition, AFC provides financing for dealer inventory purchased directly from wholesalers, other dealers and directly from consumers, as well as providing liquidity for customer trade-ins which can encompass settling lien holder payoffs. AFC also provides title services for their customers.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments, generally consisting of normal recurring accruals, necessary for a fair statement of our results of operations, cash flows and financial position for the periods presented. These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on February 20, 2025. The 2024 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above and does not include all disclosures required by U.S. GAAP for annual financial statements.
Reclassifications
The Company has reclassified certain amounts relating to its prior period results to conform to its current period presentation. These reclassifications have not changed the results of operations of prior periods.
Interest Expense and Finance Interest Expense
Historically the Company has presented interest expense for both its Marketplace and Finance segments below operating profit. Beginning in the fourth quarter of 2024, the Company updated its consolidated income statement presentation and its segment income statement presentation (Note 10) to include finance interest expense as a separate line item within operating expenses. Interest expense related to the Marketplace segment (interest on corporate debt) continues to be shown as a separate line item below operating profit. This change increases operating expenses, thereby reducing operating profit, but has no impact on income (loss) from continuing operations. Finance interest expense of $32.6 million for the three months ended March 31, 2024 has been reclassified to conform to the new presentation.
Finance Revenue and Finance Provision for Credit Losses
Historically, finance revenue from the Finance segment has been presented net of the provision for credit losses. The Company is presenting the finance provision for credit losses as an operating expense, rather than as a reduction of the finance revenues. Management has evaluated the materiality of these adjustments to its prior period financial statements from a quantitative and qualitative perspective and has concluded that the revisions were not material to any prior annual or interim period. Beginning in the fourth quarter of 2024, the Company updated its consolidated income statement presentation and its segment income statement presentation (Note 10) to include the finance provision for credit losses as a separate line item within the operating expenses. This change increases finance revenue and operating expenses, but has no impact on operating profit or income (loss) from continuing operations. The finance provision for credit losses of $13.6 million for the three months ended March 31, 2024 has been reclassified to conform to the revised presentation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates based in part on assumptions about current, and for some estimates, future economic and market conditions that affect

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2025 (Unaudited)
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
Note 2—Stock and Stock-Based Compensation Plans
The OPENLANE, Inc. Second Amended and Restated 2009 Omnibus Stock and Incentive Plan ("Omnibus Plan") is intended to provide equity and/or cash-based awards to our executive officers and key employees. Our stock-based compensation expense includes expense associated with service-based options ("service options"), market-based options ("market options"), performance-based restricted stock units ("PRSUs") and service-based restricted stock units ("RSUs"). We have determined that the service options, market options, PRSUs and RSUs should be classified as equity awards.
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended March 31,
	2025	2024
PRSUs	$0.5	$3.8
RSUs	3.7	2.9
Service options	(0.1)	0.1
Market options	(2.4)	(0.2)
Total stock-based compensation expense	$1.7	$6.6
PRSUs
In the first three months of 2025, we granted a target amount of approximately 0.3 million PRSUs to certain executive officers of the Company. Three quarters of the PRSUs vest if and to the extent that the Company's cumulative Adjusted EBITDA ("Adjusted EBITDA PRSUs") attains certain specified goals over three years. The other one quarter of the PRSUs vest if and to the extent that the Company's total shareholder return over three years relative to that of companies within the S&P SmallCap 600 ("TSR PRSUs") exceeds certain levels. The weighted average grant date fair value of the Adjusted EBITDA PRSUs was $20.92 per share, which was determined using the closing price of the Company's common stock on the date of grant. The weighted average grant date fair value of the TSR PRSUs was $32.73 per share and was developed with a Monte Carlo simulation using a multivariate Geometric Brownian Motion.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2025 (Unaudited)
RSUs
In the first three months of 2025, approximately 0.7 million RSUs were granted to certain executive officers and management members of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The fair value of RSUs is the value of the Company's common stock at the date of grant and the weighted average grant date fair value of the RSUs was $20.92 per share.
Share Repurchase Program
In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company's outstanding common stock, par value $0.01 per share. Since October 2019, the share repurchase program has been amended from time-to-time through subsequent approvals by the board of directors. These amendments have served to increase the size of the share repurchase program and extend its maturity date through December 31, 2025. At March 31, 2025, approximately $99.9 million of the Company's outstanding common stock remained available for repurchase under the 2019 share repurchase program. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. This program does not oblige the Company to repurchase any dollar amount or any number of shares under the authorization, and the program may be suspended, discontinued or modified at any time, for any reason and without notice. For the three months ended March 31, 2025, we repurchased and retired 2,900 shares of common stock in the open market at a weighted average price of $19.98 per share. No shares of common stock were repurchased during the three months ended March 31, 2024.
Note 3—Income from Continuing Operations Per Share
The following table sets forth the computation of income from continuing operations per share (in millions except per share amounts):

	Three Months Ended March 31,
	2025	2024
Income from continuing operations	$36.9	$18.5
Series A Preferred Stock dividends	(11.1)	(11.1)
Income from continuing operations attributable to participating securities	(6.4)	(1.8)
Income from continuing operations attributable to common stockholders	$19.4	$5.6
Weighted average common shares outstanding	107.2	108.3
Effect of dilutive stock options and restricted stock awards	1.4	0.9
Weighted average common shares outstanding and potential common shares	108.6	109.2
Income from continuing operations per share
Basic	$0.18	$0.05
Diluted	$0.18	$0.05
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
The effect of stock options and restricted stock on income from continuing operations per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on income from continuing operations per diluted share, unexercisable market options and PRSUs

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2025 (Unaudited)
subject to performance conditions which have not yet been satisfied are excluded from the calculations. No service options and approximately 0.4 million service options were excluded from the calculation of diluted income from continuing operations per share for the three months ended March 31, 2025 and 2024, respectively, and approximately 2.3 million and 3.6 million of the market options were excluded from the calculation for the three months ended March 31, 2025 and 2024, respectively. In addition, approximately 1.1 million and 1.3 million PRSUs were excluded from the calculation of diluted income from continuing operations per share for the three months ended March 31, 2025 and 2024, respectively. Total options outstanding at March 31, 2025 and 2024 were 3.4 million and 4.5 million, respectively.
Note 4—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2028. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at March 31, 2025.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables, which expires on January 31, 2028. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$300 million on March 31, 2025. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit loss charge-offs less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	March 31, 2025		Net Credit Losses Three Months Ended March 31, 2025
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,324.3	$12.6	$8.3
Other loans	3.5	3.5	—
Total receivables managed	$2,327.8	$16.1	$8.3
Accrued interest and fees	25.9
Allowance for credit losses	(20.5)
Finance receivables, net	$2,333.2

	December 31, 2024		Net Credit Losses Three Months Ended March 31, 2024
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,310.5	$14.5	$15.5
Other loans	3.5	3.5	—
Total receivables managed	$2,314.0	$18.0	$15.5
Accrued interest and fees	28.5
Allowance for credit losses	(19.8)
Finance receivables, net	$2,322.7

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2025 (Unaudited)
The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	March 31, 2025	March 31, 2024
Allowance for Credit Losses
Balance at December 31	$19.8	$23.0
Provision for credit losses	9.0	13.6
Recoveries	1.9	1.6
Less charge-offs	(10.2)	(17.1)
Other	—	(0.1)
Balance at end of period	$20.5	$21.0
As of March 31, 2025 and December 31, 2024, $2,346.1 million and $2,335.1 million, respectively, of finance receivables (inclusive of accrued interest and fees) and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. Obligations collateralized by finance receivables consisted of the following:

	March 31, 2025	December 31, 2024
Obligations collateralized by finance receivables, gross	$1,676.8	$1,679.1
Unamortized securitization issuance costs	(17.3)	(18.8)
Obligations collateralized by finance receivables	$1,659.5	$1,660.3
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Agreement. At March 31, 2025, we were in compliance with the covenants in the securitization agreements.
Note 5—Goodwill and Other Intangible Assets
Goodwill consisted of the following (in millions):

	Marketplace	Finance	Total
Balance at December 31, 2024 (1)(2)	$982.0	$240.9	$1,222.9
Foreign currency	5.1	—	5.1
Balance at March 31, 2025 (1)(2)	$987.1	$240.9	$1,228.0
(1) Marketplace amounts are net of accumulated goodwill impairment charges of $250.8 million at March 31, 2025 and December 31, 2024.
(2) Finance amounts are net of accumulated goodwill impairment charges of $161.5 million at March 31, 2025 and December 31, 2024.
Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. The Company tests goodwill and indefinite-lived tradenames for impairment at the reporting unit level annually during the second quarter, or more frequently if events or changes in circumstances indicate that impairment may exist. When performing the impairment assessment, the fair value of the Company's reporting units are estimated using the expected present value of future cash flows (Level 3 inputs). No impairment has been identified in 2025.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2025 (Unaudited)
The deferred tax benefits of $52.5 million and $6.5 million associated with the goodwill and tradename impairments in the second quarter of 2023, respectively, resulted in the U.S. being in a net deferred tax asset position. Due to the three-year cumulative loss related to U.S. operations, we recorded a $36.7 million and $35.8 million valuation allowance against the U.S. net deferred tax asset at March 31, 2025 and December 31, 2024, respectively.
Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate*		Maturity	March 31, 2025	December 31, 2024
Revolving Credit Facility	Adjusted Term SOFR	+ 2.25%	June 23, 2028	$—	$—
Canadian Revolving Credit Facility	Adjusted Term CORRA	+ 2.50%	June 23, 2028	—	—
Senior notes		5.125%	June 1, 2025	210.0	210.0
European lines of credit	Euribor	+ 1.25%	Repayable upon demand	23.4	20.7
Total debt				$233.4	$230.7
*The interest rates presented in the table above represent the rates in place at March 31, 2025. The weighted average interest rate on our short-term borrowings outstanding was 3.75% and 4.30% at March 31, 2025 and December 31, 2024, respectively.
Credit Facilities
On June 23, 2023, we entered into the Credit Agreement, which provides for, among other things, the $325 million Revolving Credit Facility. On January 19, 2024, the Company and ADESA Auctions Canada Corporation, a subsidiary of the Company (the "Canadian Borrower") entered into the First Amendment Agreement (the "First Amendment") to the Credit Agreement. The First Amendment provides for, among other things, (i) a C$175 million revolving credit facility in Canadian dollars (the "Canadian Revolving Credit Facility" and, together with the Revolving Credit Facility, "the Revolving Credit Facilities") and (ii) a C$50 million sub-limit (the "Canadian Sub-limit") under the Company's existing Revolving Credit Facility for borrowings in Canadian dollars. The proceeds from the Canadian Revolving Credit Facility were able to be used to finance a portion of the Manheim Canada acquisition, to pay for expenses related to the First Amendment and for ongoing working capital and general corporate purposes.
The Revolving Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Revolving Credit Facility also includes a $65 million sub-limit for the issuance of letters of credit and a $60 million sub-limit for swingline loans.
The obligations of the Company under the Revolving Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) first priority security interests in substantially all other assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum Consolidated Senior Secured Net Leverage Ratio, not to exceed 3.5 as of the last day of each fiscal quarter on which any loans under the Revolving Credit Facilities are outstanding. We were in compliance with the applicable covenants in the Credit Agreement at March 31, 2025.
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
March 31, 2025 (Unaudited)
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
Debt issuance costs are presented as a direct reduction from the amount of the related debt liability to arrive at the carrying amount. Unamortized debt issuance costs were $7.6 million and $8.2 million at March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, there were no borrowings on the Revolving Credit Facilities. In addition, we had related outstanding letters of credit in the aggregate amount of $42.7 million and $48.8 million at March 31, 2025 and December 31, 2024, respectively, which reduce the amount available for borrowings under the Revolving Credit Facilities. As of March 31, 2025 there was an additional $403.9 million available for borrowing under the Revolving Credit Facilities. When drawn upon, the Revolving Credit Facilities are classified as current debt based on the Company’s past practice of using the Revolving Credit Facilities for short term borrowings. However, the terms of the Revolving Credit Facilities do not require repayment until June 23, 2028.
Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. The Company pays interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year. The senior notes may be redeemed at par and are guaranteed by the Subsidiary Guarantors. As of March 31, 2025, there was $210.0 million of senior notes outstanding, which are classified as current debt.
European Lines of Credit
OPENLANE Europe has lines of credit aggregating $32.4 million (€30 million). The lines of credit had an aggregate $23.4 million and $20.7 million of borrowings outstanding at March 31, 2025 and December 31, 2024, respectively. The lines of credit are secured by certain inventory and receivables at OPENLANE Europe subsidiaries.
Fair Value of Debt
As of March 31, 2025 and December 31, 2024, the estimated fair value of our long-term debt amounted to $231.8 million and $229.1 million, respectively. The estimates of fair value were based on broker-dealer quotes (Level 2 inputs) for our debt as of March 31, 2025 and December 31, 2024. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2025 (Unaudited)
Note 7—Other (Income) Expense, Net
Other (income) expense, net consisted of the following (in millions):

	Three Months Ended March 31,
	2025	2024
Change in realized and unrealized (gains) losses on investment securities, net	$—	$—
Foreign currency (gains) losses	(3.3)	2.0
Other	(1.7)	(1.5)
Other (income) expense, net	$(5.0)	$0.5
Fair Value Measurement of Investments
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. The realized and unrealized gains and losses on these investment securities are shown in the table above.
ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As of March 31, 2025, the Company had no investment securities measured at fair value (based on quoted market prices for identical assets or Level 1 of the fair value hierarchy). Other investments held of $29.0 million do not have readily determinable fair values and the Company has elected to apply the measurement alternative to these investments and present them at cost. Investments are reported in "Other assets" in the accompanying consolidated balance sheets. Realized and unrealized gains and losses are reported in "Other (income) expense, net" in the consolidated statements of income.
Note 8—Commitments and Contingencies
We are involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in "Other accrued expenses" at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period. Although the outcome of litigation cannot be accurately predicted, based on evaluation of information presently available, our management does not currently believe that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows. Legal fees are expensed as incurred. There has been no significant change in the legal and regulatory proceedings which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Note 9—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Foreign currency translation loss	$(64.7)	$(69.1)
Accumulated other comprehensive loss	$(64.7)	$(69.1)

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2025 (Unaudited)
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
The Finance segment (through AFC) is primarily engaged in the business of providing short-term, inventory-secured financing to independent vehicle dealers. AFC conducts business primarily at or near wholesale used vehicle auctions in the U.S. and Canada and other areas where there is a concentration of AFC customers. As discussed in Note 1, beginning in the fourth quarter of 2024, finance interest expense and finance provision for credit losses are now shown as separate line items within operating expenses (in the Finance Segment). Segment results for prior periods have been reclassified to conform to the new presentation.
Financial information regarding our reportable segments is set forth below as of and for the three months ended March 31, 2025 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$351.2	$108.9	$460.1
Operating expenses
Cost of services (exclusive of depreciation and amortization)	224.5	17.1	241.6
Finance interest expense	—	27.6	27.6
Provision for credit losses	0.3	9.0	9.3
Selling, general and administrative	94.7	12.5	107.2
Depreciation and amortization	19.7	3.0	22.7
Total operating expenses			408.4
Operating profit	12.0	39.7	51.7
Interest expense			4.0
Other (income) expense, net			(5.0)
Income from continuing operations before income taxes			52.7
Income taxes			15.8
Income from continuing operations			$36.9
Total assets	$2,114.1	$2,692.3	$4,806.4
Capital expenditures	$10.9	$1.0	$11.9

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2025 (Unaudited)
Financial information regarding our reportable segments is set forth below as of and for the three months ended March 31, 2024 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$318.3	$111.6	$429.9
Operating expenses
Cost of services (exclusive of depreciation and amortization)	197.1	16.8	213.9
Finance interest expense	—	32.6	32.6
Provision for credit losses	2.2	13.6	15.8
Selling, general and administrative	92.6	13.9	106.5
Depreciation and amortization	21.6	2.7	24.3
Total operating expenses			393.1
Operating profit	4.8	32.0	36.8
Interest expense			7.1
Other expense (income), net			0.5
Income from continuing operations before income taxes			29.2
Income taxes			10.7
Income from continuing operations			$18.5
Total assets	$2,159.3	$2,659.1	$4,818.4
Capital expenditures	$11.6	$1.3	$12.9
Geographic Information
Our foreign operations include Canada, Continental Europe and the U.K. Approximately 53% and 54% of our foreign operating revenues were from Canada for the three months ended March 31, 2025 and 2024, respectively. Most of the remaining foreign operating revenues were generated from Continental Europe. Information regarding the geographic areas of our operations is set forth below (in millions):

	Three Months Ended March 31,
	2025	2024
Operating revenues
U.S.	$270.3	$272.1
Foreign	189.8	157.8
	$460.1	$429.9

	March 31, 2025	December 31, 2024
Long-lived assets
U.S.	$993.8	$1,006.1
Foreign	767.0	764.8
	$1,760.8	$1,770.9

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2025 (Unaudited)
Note 11—Subsequent Events
Sale of Property
On April 30, 2025, the Company closed on the sale of excess property in Montreal that was originally purchased as part of the December 2023 Manheim Canada acquisition. This transaction resulted in cash proceeds of approximately $42 million, net of commissions and fees, and will result in a loss on sale of approximately $7 million in the second quarter of 2025.
Share Repurchase Authorization
On April 30, 2025, the board of directors approved a new share repurchase authorization of up to $250 million of the Company’s outstanding common stock through December 31, 2026. This share repurchase program replaces the 2019 share repurchase program discussed in Note 2. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. This program does not oblige the Company to repurchase any dollar amount or any number of shares under the authorization, and the program may be suspended, discontinued or modified at any time, for any reason and without notice.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, anticipated cash requirements and macroeconomic conditions) may be forward-looking statements. Words such as "should," "may," "will," "would," "could," "can," "of the opinion," "confident," "anticipates," "expects," "intends," "plans," "predicts," "projects," "believes," "seeks," "estimates," "continues," "contemplates," "outlook," "position," "initiatives," "goals," "targets," "opportunities" and similar expressions identify forward-looking statements. Such statements, including statements regarding market conditions; our future growth and profitability; anticipated cost savings; revenue increases, credit losses and capital expenditures; contractual obligations; common stock repurchases; changes in the value of foreign currencies relative to the U.S. dollar; tax rates and assumptions; the effects of macroeconomic conditions and geopolitical events (including but not limited to tariffs and trade policies) on our business and industry; business strategies; strategic initiatives, acquisitions and dispositions; business and industry trends and challenges; our competitive position and retention of customers; and our continued investment in information technology, among others, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors" in this report and Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 20, 2025, and those described from time to time in our future reports filed with the Securities and Exchange Commission. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, the global economic climate and general market, political, economic, and business conditions may amplify many of these risks. The forward-looking statements in this report are made as of the date of this report and we do not undertake to update our forward-looking statements.
Automotive Industry and Economic Impacts on our Business
We are dependent on the supply of used vehicles in the wholesale market, and our financial performance depends, in part, on conditions in the automotive industry. In recent years, the automotive industry has experienced unprecedented market conditions, including global automotive production challenges. These conditions have resulted in significant fluctuations in used vehicle values and declines in vehicle volumes in the wholesale market. More recently, new vehicle supply has begun to recover, and this has resulted in wholesale vehicle supply also starting to increase. However, macroeconomic and geopolitical factors, including inflationary pressures, interest rates, volatility of oil and natural gas prices and declining consumer confidence continue to impact the affordability and demand for new and used vehicles. Further, the rapidly evolving tariff and trade environment has become a source of uncertainty in the automotive industry. Due to their evolving nature, we cannot predict whether or for how long certain trends will continue, nor to what degree these trends will impact us in the future.
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
Industry Trends
Wholesale Used Vehicle Industry
We believe the U.S. and Canadian wholesale used vehicle industry has a total addressable market of approximately 15 million vehicles, which can fluctuate depending on seasonality and a variety of other macro-economic and industry factors. This wholesale used vehicle industry consists of the commercial market (commercial sellers that sell to franchise and independent dealers) and the dealer-to-dealer market (franchise and independent dealers that both buy and sell vehicles). The Company supports the majority of commercial sellers in North America with our technology and we believe digital applications may provide an opportunity to expand the total addressable market for dealer-to-dealer transactions. The supply chain issues and market conditions facing the automotive industry in recent years, including the disruption of new vehicle production, low new vehicle supply and historically high used vehicle pricing have had a material impact on the wholesale used vehicle industry. More recently, new vehicle supply has begun to recover, and this has resulted in wholesale vehicle supply also starting to increase. New lease originations have increased for the last several quarters. As these leases mature in 2026 and beyond, we expect a higher volume of off-lease vehicles available to the wholesale used vehicle industry, with much of that volume flowing through OPENLANE first as we support the majority of commercial sellers in North America. However, recent tariffs and related trade disputes could impact the number of off-lease vehicles that are available to the wholesale used vehicle industry.
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

Results of Operations
Overview of Results of OPENLANE, Inc. for the Three Months Ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Dollars in millions except per share amounts)	2025	2024
Revenues
Auction fees	$125.2	$109.9
Service revenue	140.3	150.2
Purchased vehicle sales	85.7	58.2
Finance revenue	108.9	111.6
Total operating revenues	460.1	429.9
Operating expenses
Cost of services (exclusive of depreciation and amortization)	241.6	213.9
Finance interest expense	27.6	32.6
Provision for credit losses	9.3	15.8
Selling, general and administrative	107.2	106.5
Depreciation and amortization	22.7	24.3
Total operating expenses	408.4	393.1
Operating profit	51.7	36.8
Interest expense	4.0	7.1
Other (income) expense, net	(5.0)	0.5
Income from continuing operations before income taxes	52.7	29.2
Income taxes	15.8	10.7
Income from continuing operations	36.9	18.5
Income from discontinued operations, net of income taxes	—	—
Net income	$36.9	$18.5
Income from continuing operations per share
Basic	$0.18	$0.05
Diluted	$0.18	$0.05
Overview
For the three months ended March 31, 2025, we had revenue of $460.1 million compared with revenue of $429.9 million for the three months ended March 31, 2024, an increase of 7%. For a further discussion of our operating results, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $1.6 million, or 7%, to $22.7 million for the three months ended March 31, 2025, compared with $24.3 million for the three months ended March 31, 2024. The decrease in depreciation and amortization was primarily the result of assets that have become fully amortized.
Interest Expense
Interest expense decreased $3.1 million, or 44%, to $4.0 million for the three months ended March 31, 2025, compared with $7.1 million for the three months ended March 31, 2024. The decrease in interest expense was primarily the result of a decrease in the borrowings on lines of credit.

Other (Income) Expense, Net
For the three months ended March 31, 2025, we had other income of $5.0 million compared with other expense of $0.5 million for the three months ended March 31, 2024. The increase in other income was primarily attributable to foreign currency gains on intercompany balances of $3.3 million for the three months ended March 31, 2025, compared with foreign currency losses on intercompany balances of $2.0 million for the three months ended March 31, 2024. The remaining increase was attributable to a net increase in other miscellaneous income aggregating $0.2 million.
Income Taxes
We had an effective tax rate of 30.0% for the three months ended March 31, 2025, compared with an effective tax rate of 36.6% for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2025 was unfavorably impacted by an increase in the valuation allowance related to 2025 current year movement of the adjusted U.S. net deferred tax asset. The effective tax rate for the three months ended March 31, 2024 was unfavorably impacted by an increase in the valuation allowance related to 2024 current year movement of the adjusted U.S. net deferred tax asset.
We recorded a $36.7 million and $35.8 million valuation allowance against the U.S. net deferred tax asset at March 31, 2025 and December 31, 2024, respectively. The realization of the net deferred tax assets is dependent on our ability to generate sufficient future taxable income to utilize these assets. Depending on our current and anticipated future earnings, we may release a significant portion of our valuation allowance in a future period if there is sufficient positive evidence which would result in a corresponding decrease to income tax expense in such period. The actual timing and amount of the valuation allowance to be released is uncertain.
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
Impact of Foreign Currency
For the three months ended March 31, 2025 compared with the three months ended March 31, 2024, the change in the Canadian dollar exchange rate decreased revenue by $6.4 million, operating profit by $1.7 million and net income by $0.7 million. For the three months ended March 31, 2025 compared with the three months ended March 31, 2024, the change in the euro exchange rate decreased revenue by $2.6 million, operating profit by $0.2 million and net income by $0.1 million.

Marketplace Results

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Auction fees	$125.2	$109.9
Service revenue	140.3	150.2
Purchased vehicle sales	85.7	58.2
Total Marketplace revenue	351.2	318.3
Cost of services*	242.5	216.5
Gross profit	108.7	101.8
Provision for credit losses	0.3	2.2
Selling, general and administrative	94.7	92.6
Depreciation and amortization	1.7	2.2
Operating profit	$12.0	$4.8
Commercial vehicles sold	191,000	222,000
Dealer consignment vehicles sold	172,000	150,000
Total vehicles sold	363,000	372,000
* Includes depreciation and amortization
Total Marketplace Revenue
Revenue from the Marketplace segment increased $32.9 million, or 10%, to $351.2 million for the three months ended March 31, 2025, compared with $318.3 million for the three months ended March 31, 2024. The increase in revenue was partially attributable to the 15% increase in the number of dealer consignment vehicles sold. For the three months ended March 31, 2025, there was an increase in purchased vehicle sales and an increase in auction fees, partially offset by a decrease in service revenue (discussed below). The change in revenue included the impact of a decrease in revenue of $7.6 million due to fluctuations in the Canadian dollar and euro exchange rates.
The 2% decrease in the number of vehicles sold was comprised of a 14% decrease in commercial volumes and a 15% increase in dealer consignment volumes. The gross merchandise value ("GMV") of vehicles sold for the three months ended March 31, 2025 and 2024 was approximately $6.9 billion and $7.0 billion, respectively.
Auction Fees
Auction fees increased $15.3 million, or 14%, to $125.2 million for the three months ended March 31, 2025, compared with $109.9 million for the three months ended March 31, 2024. Auction fees per vehicle sold for the three months ended March 31, 2025 increased $50, or 17%, to $345, compared with $295 for the three months ended March 31, 2024. The increase in auction fees per vehicle sold reflects the mix of vehicles sold in the first quarter of 2025 and the impact of price increases.
Service Revenue
Service revenue decreased $9.9 million, or 7%, to $140.3 million for the three months ended March 31, 2025, compared with $150.2 million for the three months ended March 31, 2024, primarily as a result of a decrease in revenue of $10.5 million as a result of the sale of our automotive key business in 2024, and decreases in repossession revenue of $4.2 million and other miscellaneous service revenues aggregating approximately $1.4 million, partially offset by an increase in transportation revenue of $6.2 million.
Purchased Vehicle Sales
The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold, which represent approximately 2% of total vehicles sold. Purchased vehicle sales increased $27.5 million, or 47%, to $85.7 million for the three months ended March 31, 2025, compared with $58.2 million for the three months ended March 31, 2024, primarily as a result of an increase in purchased vehicles sold in Europe and the U.S. marketplace.

Gross Profit
For the three months ended March 31, 2025, gross profit from the Marketplace segment increased $6.9 million, or 7%, to $108.7 million, compared with $101.8 million for the three months ended March 31, 2024. Gross profit improvements were driven by a $4.8 million increase from pricing, a $1.4 million benefit from lower depreciation and amortization, and a $1.3 million increase resulting from mix and other items. These improvements were partially offset by a $0.6 million decrease in auction and service volumes.
Gross profit from the Marketplace segment was 31.0% of revenue for the three months ended March 31, 2025, compared with 32.0% of revenue for the three months ended March 31, 2024. Gross profit as a percentage of revenue decreased for the three months ended March 31, 2025 as compared with the three months ended March 31, 2024, primarily due to an increase in purchased vehicle sales, partially offset by increased prices.
On June 28, 2024, Canada enacted a new 3% Digital Services Tax (“Canadian DST”) on certain online revenues, including online marketplace service revenues, of companies with consolidated revenues of at least €750 million. The Company recorded $1.4 million of Canadian DST in the first quarter of 2025, compared with $0.0 million in the first quarter of 2024. In addition, as previously disclosed, the Canadian DST was partially mitigated by corresponding price increases put in place during the third quarter of 2024.
Provision for Credit Losses
Provision for credit losses from the Marketplace segment decreased $1.9 million, or 86%, to $0.3 million for the three months ended March 31, 2025, compared with $2.2 million for the three months ended March 31, 2024, primarily as a result of initiatives implemented to reduce risk in the marketplace and decrease bad debt expense.
Selling, General and Administrative
Selling, general and administrative expenses from the Marketplace segment increased $2.1 million, or 2%, to $94.7 million for the three months ended March 31, 2025, compared with $92.6 million for the three months ended March 31, 2024, primarily as a result of increases in incentive-based compensation of $4.4 million, marketing costs of $1.7 million and other miscellaneous expenses aggregating $2.5 million, partially offset by decreases in stock-based compensation of $3.7 million, information technology costs of $1.4 million and fluctuations in the Canadian exchange rate of $1.4 million.

Finance Results

	As of and for the
	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Finance revenue
Interest revenue	$57.2	$61.0
Fee and other revenue	51.7	50.6
Total Finance revenue	108.9	111.6
Finance interest expense	27.6	32.6
Net Finance margin	81.3	79.0
Finance provision for credit losses	9.0	13.6
Cost of services (exclusive of depreciation and amortization)	17.1	16.8
Selling, general and administrative	12.5	13.9
Depreciation and amortization	3.0	2.7
Operating profit	$39.7	$32.0
Portfolio Performance Information
Floorplans originated	264,000	263,000
Floorplans curtailed*	170,000	161,000
Total loan transaction units	434,000	424,000
Total receivables managed	$2,327.8	$2,284.4
Average receivables managed**	$2,364.1	$2,297.1
Allowance for credit losses	$20.5	$21.0
Allowance for credit losses as a percentage of total receivables managed	0.9%	0.9%
Annualized finance provision for credit losses as a percentage of average receivables managed	1.5%	2.4%
Receivables delinquent as a percentage of total receivables managed	0.7%	1.1%
* Floorplans curtailed represent existing loans that customers opt to extend beyond the initial term upon the customer making a partial principal payment and payment of accrued interest and fees.
** Average receivables managed is calculated based on the daily ending balance of total receivables managed.

Yields (Annualized)	Three Months Ended March 31,
% of Average Receivables Managed	2025	2024
Finance revenue yield
Interest revenue	9.8%	10.6%
Fee and other revenue	8.9%	8.8%
Total Finance revenue yield	18.7%	19.4%
Finance interest expense	4.8%	5.6%
Net finance margin	13.9%	13.8%
Revenue
For the three months ended March 31, 2025, the Finance segment revenue decreased $2.7 million, or 2%, to $108.9 million, compared with $111.6 million for the three months ended March 31, 2024. The decrease in revenue was primarily the result of decreases in interest yields driven by a decrease in prime rates, partially offset by a 2% increase in loan transaction units and an increase in loan values.

Finance Interest Expense
For the three months ended March 31, 2025, finance interest expense decreased $5.0 million, or 15%, to $27.6 million, compared with $32.6 million for the three months ended March 31, 2024. The decrease in finance interest expense was attributable to an approximately 1.5% decrease in the average interest rate on the securitization obligations, partially offset by an increase in the average balance on the AFC securitization obligations.
Net Finance Margin (Annualized)
For the three months ended March 31, 2025 and 2024, the net Finance margin percent was approximately 13.9% and 13.8%, respectively. The net interest yield was approximately 5.0% for the three months ended March 31, 2025 and 2024.
Finance Provision for Credit Losses
For the three months ended March 31, 2025, the finance provision for credit losses decreased $4.6 million, or 34%, to $9.0 million, compared with $13.6 million for the three months ended March 31, 2024. The provision for credit losses decreased to 1.5% of the average receivables managed for the three months ended March 31, 2025 from 2.4% for the three months ended March 31, 2024. The provision for credit losses is expected to be approximately 2% or under, on a long-term basis, of the average receivables managed balance. However, the actual losses in any particular quarter or year could deviate from this range.
Cost of Services
For the three months ended March 31, 2025, cost of services for the Finance segment increased $0.3 million, or 2%, to $17.1 million, compared with $16.8 million for the three months ended March 31, 2024. The increase in cost of services was primarily the result of an increase in incentive-based compensation of $0.3 million.
Selling, General and Administrative
Selling, general and administrative expenses for the Finance segment decreased $1.4 million, or 10%, to $12.5 million for the three months ended March 31, 2025, compared with $13.9 million for the three months ended March 31, 2024 primarily as a result of decreases in stock-based compensation of $1.2 million and compensation expense of $0.5 million, partially offset by an increase in incentive-based compensation of $0.3 million.
Select Finance Balance Sheet Items

(Dollars in millions)	March 31, 2025	December 31, 2024
Tangible Assets
Total assets	$2,692.3	$2,677.7
Intangible assets	259.6	260.1
Tangible assets	$2,432.7	$2,417.6

Tangible parent equity
Total parent equity***	$789.0	$789.0
Intangible assets	259.6	260.1
Tangible parent equity***	$529.4	$528.9
*** Parent equity represents OPENLANE's net investment in AFC. Tangible parent equity is a non-GAAP measure of AFC's capital.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2025, our sources of liquidity consisted of cash on hand, working capital and amounts available under our Revolving Credit Facilities. Our principal ongoing sources of liquidity consist of cash generated by operations and borrowings under our Revolving Credit Facilities.

	March 31,	December 31,	March 31,
(Dollars in millions)	2025	2024	2024
Cash and cash equivalents	$220.5	$143.0	$105.2
Working capital	324.9	286.0	384.6
Amounts available under the Revolving Credit Facilities	403.9	397.9	307.6
Cash provided by operating activities for the three months ended	122.6		100.2
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
Approximately $69.7 million of available cash was held by our foreign subsidiaries at March 31, 2025. If funds held by our foreign subsidiaries were to be repatriated, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
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
Credit Facilities
On June 23, 2023, we entered into the Credit Agreement, which provides for, among other things, the $325 million Revolving Credit Facility. On January 19, 2024, the Company and ADESA Auctions Canada Corporation, a subsidiary of the Company (the "Canadian Borrower") entered into the First Amendment Agreement (the "First Amendment") to the Credit Agreement. The First Amendment provides for, among other things, (i) a C$175 million revolving credit facility in Canadian dollars (the "Canadian Revolving Credit Facility" and, together with the Revolving Credit Facility, "the Revolving Credit Facilities") and (ii) a C$50 million sub-limit (the "Canadian Sub-limit") under the Company's existing Revolving Credit Facility for borrowings in Canadian dollars. The proceeds from the Canadian Revolving Credit Facility were able to be used to finance a portion of the Manheim Canada acquisition, to pay for expenses related to the First Amendment and for ongoing working capital and general corporate purposes.
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
As of March 31, 2025 and December 31, 2024, there were no borrowings on the Revolving Credit Facilities. We had related outstanding letters of credit in the aggregate amount of $42.7 million and $48.8 million at March 31, 2025 and December 31, 2024, respectively, which reduce the amount available for borrowings under the Revolving Credit Facilities. Our European operations have lines of credit aggregating $32.4 million (€30 million) of which $23.4 million was drawn at March 31, 2025.
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
Certain covenants contained within the Credit Agreement are critical to an investor’s understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow the lenders under the Credit Agreement to declare all amounts borrowed immediately due and payable. The Credit Agreement contains a financial covenant requiring compliance with a maximum Consolidated Senior Secured Net Leverage Ratio not to exceed 3.5 as of the last day of each fiscal quarter on which any loans under the Revolving Credit Facilities are outstanding. The Consolidated Senior Secured Net Leverage Ratio is calculated as Consolidated Total Debt (as defined in the Credit Agreement) divided by Consolidated EBITDA (as defined in the Credit Agreement) for the last four quarters. Consolidated Total Debt includes, among other things, term loan borrowings, revolving loans, finance lease liabilities and other obligations for borrowed money less Unrestricted Cash (as defined in the Credit Agreement). Consolidated EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude, among other things, (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock-based compensation expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (i) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (j) expenses incurred in connection with permitted acquisitions; (k) any impairment charges or write-offs of intangibles; and (l) any extraordinary, unusual or non-recurring charges, expenses or losses. Our Consolidated Senior Secured Net Leverage Ratio was negative at March 31, 2025.
In addition, the Credit Agreement and the indenture governing our senior notes (see Note 6, "Long-Term Debt" for additional information) contain certain limitations on our ability to pay dividends and other distributions, make certain acquisitions or investments, grant liens and sell assets, and the Credit Agreement contains certain limitations on our ability to incur indebtedness. The applicable covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement and the indenture governing our senior notes at March 31, 2025.

Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. The Company pays interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year. The senior notes may be redeemed at par and are guaranteed by the Subsidiary Guarantors. As of March 31, 2025 there was $210.0 million of senior notes outstanding, which are classified as current debt.
Liquidity
At March 31, 2025, the remaining $210.0 million of senior notes are classified as current debt and there were no borrowings on the Revolving Credit Facilities. At March 31, 2025, cash totaled $220.5 million and there was an additional $403.9 million available for borrowing under the Revolving Credit Facilities (net of $42.7 million in outstanding letters of credit). Funds held by our foreign subsidiaries could be repatriated, at which point state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
We believe our sources of liquidity from our cash and cash equivalents on hand, working capital, availability under our Revolving Credit Facilities and ongoing sources of liquidity from cash generated by operations and borrowings under our Revolving Credit Facilities are sufficient to meet our operating needs for the foreseeable future. In addition, we believe the previously mentioned sources of liquidity will be sufficient to fund our capital requirements and debt service payments for the foreseeable future, including the repayment of the $210.0 million in senior notes in 2025. Changes in macroeconomic conditions could materially affect the Company's liquidity.
Recent Development
On April 30, 2025, the Company closed on the sale of excess property in Montreal that was originally purchased as part of the December 2023 Manheim Canada acquisition. This transaction resulted in cash proceeds of approximately $42 million, net of commissions and fees, and will result in a loss on sale of approximately $7 million in the second quarter of 2025.
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2028. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at March 31, 2025.
We also have an agreement for the securitization of AFCI's receivables, which expires on January 31, 2028. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$300 million at March 31, 2025. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $2,327.8 million and $2,314.0 million at March 31, 2025 and December 31, 2024, respectively. AFC's allowance for losses was $20.5 million and $19.8 million at March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, $2,346.1 million and $2,335.1 million, respectively, of finance receivables (inclusive of accrued interest and fees) and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the $1,676.8 million and $1,679.1 million of gross obligations collateralized by finance receivables at March 31, 2025 and December 31, 2024, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. There were unamortized securitization issuance costs of approximately $17.3 million and $18.8 million at March 31, 2025 and December 31, 2024, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Agreement. At March 31, 2025, we were in compliance with the covenants in the securitization agreements.

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
The following tables reconcile EBITDA and Adjusted EBITDA to income (loss) from continuing operations for the periods presented:

	Three Months Ended March 31, 2025
(Dollars in millions)	Marketplace	Finance	Consolidated
Income from continuing operations	$7.3	$29.6	$36.9
Add back:
Income taxes	5.8	10.0	15.8
Finance interest expense	—	27.6	27.6
Interest expense, net of interest income	3.4	—	3.4
Depreciation and amortization	19.7	3.0	22.7
EBITDA	36.2	70.2	106.4
Non-cash stock-based compensation	1.5	0.5	2.0
Securitization interest	—	(25.1)	(25.1)
Severance	2.0	—	2.0
Foreign currency (gains) losses	(3.3)	—	(3.3)
Other	0.7	0.1	0.8
Total addbacks (deductions)	0.9	(24.5)	(23.6)
Adjusted EBITDA	$37.1	$45.7	$82.8

	Three Months Ended March 31, 2024
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(12.9)	$31.4	$18.5
Add back:
Income taxes	0.2	10.5	10.7
Finance interest expense	—	32.6	32.6
Interest expense, net of interest income	6.7	—	6.7
Depreciation and amortization	21.6	2.7	24.3
Intercompany interest	9.9	(9.9)	—
EBITDA	25.5	67.3	92.8
Non-cash stock-based compensation	5.2	1.8	7.0
Acquisition related costs	0.3	—	0.3
Securitization interest	—	(29.9)	(29.9)
Severance	1.4	0.3	1.7
Foreign currency (gains) losses	2.0	—	2.0
Professional fees related to business improvement efforts	0.6	0.2	0.8
Other	0.1	—	0.1
Total addbacks (deductions)	9.6	(27.6)	(18.0)
Adjusted EBITDA	$35.1	$39.7	$74.8

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	March 31, 2025
Net income	$10.7	$28.4	$52.3	$36.9	$128.3
Less: Income from discontinued operations	—	—	—	—	—
Income from continuing operations	10.7	28.4	52.3	36.9	128.3
Add back:
Income taxes	7.5	13.1	16.7	15.8	53.1
Finance interest expense	31.9	30.7	28.3	27.6	118.5
Interest expense, net of interest income	5.2	4.2	4.1	3.4	16.9
Depreciation and amortization	24.1	23.8	23.0	22.7	93.6
EBITDA	79.4	100.2	124.4	106.4	410.4
Non-cash stock-based compensation	3.7	4.1	1.1	2.0	10.9
Acquisition related costs	0.2	—	0.1	—	0.3
Securitization interest	(29.2)	(27.9)	(25.7)	(25.1)	(107.9)
Gain on sale of business	—	—	(31.6)	—	(31.6)
Severance	6.0	1.5	2.4	2.0	11.9
Foreign currency (gains) losses	0.5	(3.2)	6.5	(3.3)	0.5
(Gain) loss on investments	—	—	(0.4)	—	(0.4)
Professional fees related to business improvement efforts	0.7	—	—	—	0.7
Impact for newly enacted Canadian DST related to prior years	10.0	—	(4.6)	—	5.4
Other	0.1	(0.2)	0.5	0.8	1.2
Total addbacks (deductions)	(8.0)	(25.7)	(51.7)	(23.6)	(109.0)
Adjusted EBITDA from continuing ops	$71.4	$74.5	$72.7	$82.8	$301.4

Summary of Cash Flows

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Net cash provided by (used by):
Operating activities - continuing operations	$122.6	$100.2
Operating activities - discontinued operations	—	—
Investing activities - continuing operations	(31.9)	(39.7)
Investing activities - discontinued operations	—	—
Financing activities - continuing operations	(18.9)	(63.6)
Financing activities - discontinued operations	—	—
Net change in cash balances of discontinued operations	—	—
Effect of exchange rate on cash	1.0	(4.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	$72.8	$(8.0)
Cash flow from operating activities (continuing operations) Net cash provided by operating activities (continuing operations) was $122.6 million for the three months ended March 31, 2025, compared with $100.2 million for the three months ended March 31, 2024. Cash provided by continuing operations for the three months ended March 31, 2025 consisted primarily of cash earnings and an increase in accounts payable and accrued expenses, partially offset by an increase in trade receivables and other assets. Cash provided by continuing operations for the three months ended March 31, 2024 consisted primarily of cash earnings and an increase in accounts payable and accrued expenses, partially offset by an increase in trade receivables and other assets. The increase in operating cash flow was primarily attributable to changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for marketplace sales held near period-ends.
Changes in AFC’s accounts payable balance are presented in cash flows from operating activities while changes in AFC’s finance receivables are presented in cash flows from investing activities. Changes in these balances can cause variations in operating and investing cash flows.
Cash flow from investing activities (continuing operations) Net cash used by investing activities (continuing operations) was $31.9 million for the three months ended March 31, 2025, compared with $39.7 million for the three months ended March 31, 2024. The cash used by investing activities for the three months ended March 31, 2025 was primarily from an increase in finance receivables held for investment and purchases of property and equipment. The cash used by investing activities for the three months ended March 31, 2024 was primarily from an increase in finance receivables held for investment and purchases of property and equipment.
Cash flow from financing activities (continuing operations) Net cash used by financing activities (continuing operations) was $18.9 million for the three months ended March 31, 2025, compared with $63.6 million for the three months ended March 31, 2024. The cash used by financing activities for the three months ended March 31, 2025 was primarily due to dividends paid on the Series A Preferred Stock, a net decrease in book overdrafts and tax withholding payments for vested RSUs. The cash used by financing activities for the three months ended March 31, 2024 was primarily due to repayments on lines of credit, a decrease in obligations collateralized by finance receivables and dividends paid on the Series A Preferred Stock, partially offset by a net increase in book overdrafts.
Cash flow from operating activities (discontinued operations) There were no operating activities (discontinued operations) for the three months ended March 31, 2025 and 2024.
Cash flow from investing activities (discontinued operations) There were no investing activities (discontinued operations) for the three months ended March 31, 2025 and 2024.
Cash flow from financing activities (discontinued operations) There were no financing activities (discontinued operations) for the three months ended March 31, 2025 and 2024.
Capital Expenditures
Capital expenditures for the three months ended March 31, 2025 and 2024 approximated $11.9 million and $12.9 million, respectively. Capital expenditures were funded from internally generated funds. We continue to invest in our core information technology capabilities and our service locations. Capital expenditures are expected to be approximately $50 million to $55 million for fiscal year 2025. Future capital expenditures could vary substantially based on capital project timing, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Dividends
The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends are payable in cash or in kind, or in any combination of both, at the option of the Company. For the three months ended March 31, 2025 and 2024, the holders of the Series A Preferred Stock received cash dividends aggregating $11.1 million each period. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.

Contractual Obligations
The Company's contractual cash obligations for long-term debt, interest payments related to long-term debt and operating leases are summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2024. Since December 31, 2024, the contractual obligations of the Company have changed as follows:
•Operating lease obligations change in the ordinary course of business. We lease most of our facilities, as well as other property and equipment under operating leases. Future operating lease obligations will continue to change if renewal options are exercised and/or if we enter into additional operating lease agreements.
Our contractual cash obligations as of December 31, 2024, are discussed in the "Contractual Obligations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the "SEC").
Critical Accounting Estimates
Our critical accounting estimates are discussed in the "Critical Accounting Estimates" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. A summary of significant accounting policies is discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, which includes audited financial statements.
New Accounting Standards
For a description of new accounting standards that could affect the Company, reference the "New Accounting Standards" section of Note 1 of the Unaudited Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2025, we had no off-balance sheet arrangements pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a lesser extent, United Kingdom and Continental Europe subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound or euro. Foreign currency gains on intercompany loans were approximately $3.3 million for the three months ended March 31, 2025 and foreign currency losses on intercompany loans were approximately $2.0 million for the three months ended March 31, 2024. Canadian currency translation negatively affected net income by approximately $0.7 million for the three months ended March 31, 2025. A 1% change in the month-end Canadian dollar exchange rate for the three months ended March 31, 2025 would have impacted foreign currency on intercompany loans by $0.1 million and net income by $0.1 million. A 1% change in the month-end euro exchange rate for the three months ended March 31, 2025 would have impacted foreign currency on intercompany loans by $0.7 million and net income by $0.5 million. A 1% change in the average Canadian dollar exchange rate for the three months ended March 31, 2025 would have impacted net income by approximately $0.2 million. Currency exposure of our U.K. and European operations is not material to the results of operations.
Interest Rates
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We do not currently use interest rate contracts to manage our exposure to interest rate changes.
A sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (SOFR/CORRA) for the three months ended March 31, 2025 would have resulted in no significant increase in interest expense as there was minimal activity on the Revolving Credit Facilities in the first quarter of 2025.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including the principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the principal executive and financial officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Certain legal proceedings in which the Company is involved are discussed in Note 19 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024 and Part I, Item 3 of the same Annual Report. Unless otherwise indicated therein, all proceedings discussed in the Annual Report remain outstanding.
Item 1A.    Risk Factors
Before deciding to invest in our Company, in addition to the other information contained in our Annual Report on Form 10-K and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially and adversely affect our business, financial condition, prospects, results of operations and cash flows. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. The risks described in our most recent Annual Report on Form 10-K, including macroeconomic conditions and geopolitical events, are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially affect our business, financial condition, results of operations and prospects.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities made by OPENLANE during the period covered by this report.
Issuer Purchases of Equity Securities
The following table provides information about purchases by OPENLANE, Inc. of its shares of common stock during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
January 1 - January 31	—	$—	—	$100.0
February 1 - February 28	—	—	—	100.0
March 1 - March 31	2,900	19.98	2,900	99.9
Total	2,900	$19.98	2,900

(1)     In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company’s outstanding common stock, par value $0.01 per share. Since October 2019, the share repurchase program has been amended from time-to-time through subsequent approvals by the board of directors. These amendments have served to increase the size of the share repurchase program and extended its maturity date through December 31, 2025. In April 2025, the board of directors approved a new share repurchase authorization of up to $250 million of the Company’s outstanding common stock through December 31, 2026. This share repurchase program replaces the 2019 share repurchase program. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions.

Item 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the first quarter of 2025, none of the Company’s directors or executive officers adopted a Rule 10b5-1 trading plan, terminated or modified a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
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
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Securities and Asset Purchase Agreement, dated as of February 24, 2022, by and among OPENLANE, Inc., Carvana Group, LLC and Carvana Co. solely for purposes of Section 10.15 thereof as guarantor	8-K	001-34568	2.1	2/24/2022

3.1a	Amended and Restated Certificate of Incorporation of OPENLANE, Inc.	10-Q	001-34568	3.1	8/3/2016

3.1b	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OPENLANE, Inc.	8-K	001-34568	3.1	5/12/2023

3.2	Second Amended and Restated By-Laws of OPENLANE, Inc.	8-K	001-34568	3.1	11/4/2014

3.3	Certificate of Designations Designating the Series A Convertible Preferred Stock	8-K	001-34568	3.1	6/10/2020

4.1	Indenture, dated as of May 31, 2017, among OPENLANE, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, including the form of the Notes	8-K	001-34568	4.1	5/31/2017

4.2	Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

4.3	Description of the Company's securities	10-K	001-34568	4.3	2/19/2020

10.1a	Credit Agreement, dated as of June 23, 2023, among the OPENLANE, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent	8-K	001-34568	10.1	6/26/2023

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1b		First Amendment Agreement, dated as of January 19, 2024, by and among OPENLANE, Inc., ADESA Auctions Canada Corporation, certain other subsidiaries of OPENLANE, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-34568	10.1	1/22/2024

10.2a	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and Peter J. Kelly	10-Q	001-34568	10.9	5/7/2020

10.2b	*	Amendment No. 1 to Employment Agreement, dated March 1, 2021, between OPENLANE, Inc. and Peter J. Kelly	8-K	001-34568	10.2	3/2/2021

10.3	*	Employment Agreement, dated April 22, 2025 (effective May 27, 2025), between OPENLANE, Inc. and Bradley Herring	8-K	001-34568	10.1	4/22/2025

10.4	*	Employment Agreement, dated October 26, 2021, between OPENLANE, Inc. and James Coyle	10-K	001-34568	10.6	2/23/2022

10.5	*	Employment Agreement, dated April 1, 2024, between OPENLANE, Inc. and William C. Mitchell	10-K	001-34568	10.6	2/20/2025

10.6	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and Charles S. Coleman	10-K	001-34568	10.7	2/20/2025

10.7	*	OPENLANE, Inc. Annual Incentive Program Summary of Terms 2024	10-K	001-34568	10.10	2/21/2024

10.8	*	OPENLANE, Inc. Annual Incentive Program Summary of Terms 2025	10-K	001-34568	10.9	2/20/2025

10.9a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.9b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.9c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.9d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.9e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.9f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.10a	+	Tenth Amended and Restated Receivables Purchase Agreement, dated September 28, 2022, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Fifth Third Bank, National Association, Chariot Funding LLC, PNC Bank, National Association, Thunder Bay Funding, LLC, Truist Bank, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Bank of Montreal	10-Q	001-34568	10.11	11/2/2022

10.10b	+	First Amendment and Joinder, dated September 27, 2024, to the Tenth Amended and Restated Receivables Purchase Agreement	10-Q	001-34568	10.12b	11/7/2024

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11a	+	Receivables Purchase Agreement, dated March 1, 2023, between Automotive Finance Canada Inc., OPENLANE, Inc., Computershare Trust Company of Canada, the Agents Parties to the Loan Agreement and BMO Nesbitt Burns Inc.	10-Q	001-34568	10.14	5/3/2023

10.11b		Amendment No. 1 to the Receivables Purchase Agreement, dated September 27, 2024	10-Q	001-34568	10.13b	11/7/2024

10.12		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.13a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.13b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.13c	*	KAR Auction Services, Inc. Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 4, 2021	DEF 14A	001-34568	Annex I	4/23/2021

10.13d	*	OPENLANE, Inc. Second Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 7, 2024	DEF 14A	001-34568	Annex I	4/26/2024

10.14	*	KAR Auction Services, Inc. Amended and Restated Employee Stock Purchase Plan	10-Q	001-34568	10.27	8/5/2020

10.15a	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.15b	*	Amendment No. 1 to the KAR Auction Services, Inc. Directors Deferred Compensation Plan, dated as of June 28, 2019	10-Q	001-34568	10.28b	11/6/2019

10.16	*	Director Restricted Share Agreement	10-Q	001-34568	10.29	8/7/2019

10.17	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.18	*	Form of 2020 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/19/2020

10.19	*	Form of 2022 Restricted Stock Unit Award Agreement	10-K	001-34568	10.22	3/9/2023

10.20	*	Form of 2025 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.21	2/20/2025

10.21	*	Form of Non-Qualified Stock Option Award Agreement	10-K	001-34568	10.30	2/18/2021

10.22	*	Form of 2020, 2021 and 2022 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/19/2020

10.23	*	Form of 2022 Amended and Restated Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA)	10-Q	001-34568	10.25	11/2/2022

10.24	*	Form of 2023 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)	10-K	001-34568	10.27	3/9/2023

10.25	*	Form of 2024 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)	10-K	001-34568	10.28	2/21/2024

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.26	*	Form of 2025 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)	10-K	001-34568	10.27	2/20/2025

10.27		Investment Agreement, dated as of May 26, 2020, by and between OPENLANE, Inc. and Ignition Parent LP	8-K	001-34568	10.1	5/27/2020

10.28a		Investment Agreement, dated as of May 26, 2020, by and between OPENLANE, Inc. and Periphas Capital GP, LLC	8-K	001-34568	10.2	5/27/2020

10.28b		Assignment and Assumption Agreement, dated as of June 9, 2020, by and between Periphas Capital GP, LLC and Periphas Kanga Holdings, L.P.	10-K	001-34568	10.37b	2/18/2021

10.29		Registration Rights Agreement, dated as of June 10, 2020, by and among OPENLANE, Inc. and Ignition Parent LP	8-K	001-34568	10.1	6/10/2020

10.30		Registration Rights Agreement, dated as of June 29, 2020, by and between OPENLANE, Inc. and Periphas Kanga Holdings, LP	8-K	001-34568	10.1	6/29/2020

31.1		Certification of Principal Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Principal Executive and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101		The following materials from OPENLANE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three months ended March 31, 2025 and 2024; (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024; (iii) the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (iv) the Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2025 and 2024; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (vi) the Condensed Notes to Consolidated Financial Statements.					X

104		Cover page Interactive Data File, formatted in iXBRL (contained in Exhibit 101).					X
_______________________________________________________________________________

+	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

^	Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENLANE, Inc.
(Registrant)

Date:	May 7, 2025	/s/ PETER J. KELLY
Peter J. Kelly Chief Executive Officer (duly authorized officer and principal executive and financial officer)