Form 10-Q
period 2025-06-30
OPENLANE, Inc.
filed 2025-08-06
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of July 31, 2025, 106,303,637 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

OPENLANE, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
OPENLANE, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenues
Auction fees	$134.9	$108.7	$260.1	$218.6
Service revenue	142.1	147.1	282.4	297.3
Purchased vehicle sales	98.5	80.2	184.2	138.4
Finance revenue	106.2	107.8	215.1	219.4
Total operating revenues	481.7	443.8	941.8	873.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	254.4	245.9	496.0	459.8
Finance interest expense	26.9	31.9	54.5	64.5
Provision for credit losses	8.7	13.3	18.0	29.1
Selling, general and administrative	114.3	104.7	221.5	211.2
Depreciation and amortization	23.0	24.1	45.7	48.4
Loss on sale of property	7.0	—	7.0	—
Total operating expenses	434.3	419.9	842.7	813.0
Operating profit	47.4	23.9	99.1	60.7
Interest expense	3.1	5.5	7.1	12.6
Other (income) expense, net	(7.4)	0.2	(12.4)	0.7
Income from continuing operations before income taxes	51.7	18.2	104.4	47.4
Income taxes	18.3	7.5	34.1	18.2
Income from continuing operations	33.4	10.7	70.3	29.2
Income from discontinued operations, net of income taxes	—	—	—	—
Net income	$33.4	$10.7	$70.3	$29.2
Net income per share - basic
Income from continuing operations	$0.16	$—	$0.34	$0.05
Income from discontinued operations	—	—	—	—
Net income per share - basic	$0.16	$—	$0.34	$0.05
Net income per share - diluted
Income from continuing operations	$0.15	$—	$0.33	$0.05
Income from discontinued operations	—	—	—	—
Net income per share - diluted	$0.15	$—	$0.33	$0.05

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$33.4	$10.7	$70.3	$29.2
Other comprehensive income (loss)
Foreign currency translation gain (loss)	27.6	(3.8)	32.0	(13.3)
Comprehensive income	$61.0	$6.9	$102.3	$15.9

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$119.1	$143.0
Restricted cash	29.7	40.7
Trade receivables, net of allowances of $7.2 and $6.7	305.9	248.2
Finance receivables, net of allowances of $19.0 and $19.8	2,355.8	2,322.7
Other current assets	94.3	96.9
Total current assets	2,904.8	2,851.5
Other assets
Goodwill	1,244.9	1,222.9
Customer relationships, net of accumulated amortization of $451.9 and $437.4	110.9	117.7
Other intangible assets, net of accumulated amortization of $524.0 and $487.4	151.5	160.8
Operating lease right-of-use assets	62.9	67.1
Property and equipment, net of accumulated depreciation of $167.2 and $159.4	104.2	149.3
Other assets	59.1	53.0
Total other assets	1,733.5	1,770.8
Total assets	$4,638.3	$4,622.3

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	June 30, 2025	December 31, 2024
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities
Accounts payable	$645.0	$547.6
Accrued employee benefits and compensation expenses	43.7	36.5
Accrued interest	6.5	7.2
Other accrued expenses	83.8	80.8
Income taxes payable	5.6	10.6
Obligations collateralized by finance receivables	1,724.8	1,660.3
Current maturities of long-term debt	—	222.5
Total current liabilities	2,509.4	2,565.5
Non-current liabilities
Long-term debt	—	—
Deferred income tax liabilities	26.1	24.4
Operating lease liabilities	56.8	60.4
Other liabilities	17.9	16.8
Total non-current liabilities	100.8	101.6
Commitments and contingencies (Note 8)
Temporary equity
Series A convertible preferred stock	612.5	612.5
Stockholders' equity
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
June 30, 2025: 107,177,117
December 31, 2024: 106,849,134	1.1	1.1
Additional paid-in capital	713.7	720.9
Retained earnings	737.9	689.8
Accumulated other comprehensive loss	(37.1)	(69.1)
Total stockholders' equity	1,415.6	1,342.7
Total liabilities, temporary equity and stockholders' equity	$4,638.3	$4,622.3

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2025	107.3	$1.1	$720.4	$715.6	$(64.7)	$1,372.4
Net income				33.4		33.4
Other comprehensive income					27.6	27.6
Issuance of common stock under stock plans	0.4		0.8			0.8
Surrender of RSUs for taxes	(0.1)		(2.3)			(2.3)
Stock-based compensation expense			4.1			4.1
Repurchase and retirement of common stock	(0.4)		(9.3)			(9.3)
Dividends on preferred stock				(11.1)		(11.1)
Balance at June 30, 2025	107.2	$1.1	$713.7	$737.9	$(37.1)	$1,415.6

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	106.8	$1.1	$720.9	$689.8	$(69.1)	$1,342.7
Net income				70.3		70.3
Other comprehensive income					32.0	32.0
Issuance of common stock under stock plans	1.1		2.9			2.9
Surrender of RSUs for taxes	(0.3)		(6.5)			(6.5)
Stock-based compensation expense			5.8			5.8
Repurchase and retirement of common stock	(0.4)		(9.4)			(9.4)
Dividends on preferred stock				(22.2)		(22.2)
Balance at June 30, 2025	107.2	$1.1	$713.7	$737.9	$(37.1)	$1,415.6

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

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$70.3	$29.2
Net income from discontinued operations	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45.7	48.4
Provision for credit losses	18.0	29.1
Deferred income taxes	2.8	0.4
Amortization of debt issuance costs	4.4	4.7
Stock-based compensation	5.8	10.1
Loss on sale of property	7.0	—
Other non-cash, net	0.2	0.1
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(55.1)	(23.7)
Accounts payable and accrued expenses	95.1	39.4
Net cash provided by operating activities - continuing operations	194.2	137.7
Net cash used by operating activities - discontinued operations	—	(0.1)
Investing activities
Net (increase) decrease in finance receivables held for investment	(45.0)	33.1
Purchases of property, equipment and computer software	(26.1)	(25.9)
Investments in securities	(0.7)	(1.6)
Proceeds from the sale of property and equipment	42.4	0.3
Net cash (used by) provided by investing activities - continuing operations	(29.4)	5.9
Net cash provided by investing activities - discontinued operations	—	—
Financing activities
Net increase (decrease) in book overdrafts	0.5	(1.6)
Net repayments of lines of credit	(23.2)	(81.2)
Net increase (decrease) in obligations collateralized by finance receivables	49.4	(56.1)
Payments for debt issuance costs/amendments	(0.4)	(2.2)
Payments on long-term debt	(210.0)	—
Payments on finance leases	—	(0.6)
Issuance of common stock under stock plans	2.9	0.8
Tax withholding payments for vested RSUs	(6.5)	(3.4)
Repurchase and retirement of common stock	(9.4)	—
Dividends paid on Series A Preferred Stock	(22.2)	(22.2)
Net cash used by financing activities - continuing operations	(218.9)	(166.5)
Net cash provided by financing activities - discontinued operations	—	—
Net change in cash balances of discontinued operations	—	—
Effect of exchange rate changes on cash	19.2	(7.3)
Net decrease in cash, cash equivalents and restricted cash	(34.9)	(30.3)
Cash, cash equivalents and restricted cash at beginning of period	183.7	158.9
Cash, cash equivalents and restricted cash at end of period	$148.8	$128.6
Cash paid for interest	$58.1	$74.6
Cash paid for taxes, net of refunds - continuing operations	$27.3	$29.4
Cash paid for taxes, net of refunds - discontinued operations	$(1.5)	$—

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2025 (Unaudited)

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
•"Senior notes" refers to the 5.125% senior notes due 2025 ($0 million and $210 million aggregate principal was outstanding at June 30, 2025 and December 31, 2024, respectively); and
•"Series A Preferred Stock" refers to the Series A Convertible Preferred Stock, par value $0.01 per share (634,305 shares of Series A Preferred Stock were outstanding at June 30, 2025 and December 31, 2024).
Business and Nature of Operations
OPENLANE is a leading digital marketplace for used vehicles, connecting sellers and buyers across North America and Europe to facilitate fast, easy and transparent transactions. Our portfolio of integrated technology, data analytics, financing, logistics, reconditioning and other remarketing solutions, combined with our vehicle logistics centers in Canada, help advance our purpose: to make wholesale easy so our customers can be more successful. As of June 30, 2025, the Marketplace segment serves its customer base through digital marketplaces in North America and Europe and 14 vehicle logistics center locations in Canada.
For commercial sellers, our software platform supports private label digital remarketing applications and provides comprehensive solutions to our automobile manufacturer, captive finance company and other commercial customers. For dealer customers, our platform facilitates multiple sale formats, data-driven insights and integrated services to automotive dealers, coast-to-coast in the United States, Canada and Europe.
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
June 30, 2025 (Unaudited)
We also provide services such as inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services. We are able to serve the diverse and multi-faceted needs of our customers through the wide range of services offered.
AFC is a leading provider of floorplan financing primarily to independent used vehicle dealers ("independent vehicle dealers") and this financing is provided through approximately 90 locations (hybrid of physical locations and a digital servicing network) throughout the United States and Canada as of June 30, 2025. Floorplan financing supports independent vehicle dealers in North America who purchase vehicles at OPENLANE and other used vehicle and salvage auctions. In addition, AFC provides financing for dealer inventory purchased directly from wholesalers, other dealers and directly from consumers, as well as providing liquidity for customer trade-ins which can encompass settling lien holder payoffs. AFC also provides title services for their customers.
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
Interest Expense and Finance Interest Expense
Historically the Company has presented interest expense for both its Marketplace and Finance segments below operating profit. Beginning in the fourth quarter of 2024, the Company updated its consolidated income statement presentation and its segment income statement presentation (Note 10) to include finance interest expense as a separate line item within operating expenses. Interest expense related to the Marketplace segment (interest on corporate debt) continues to be shown as a separate line item below operating profit. This change increases operating expenses, thereby reducing operating profit, but has no impact on income from continuing operations. Finance interest expense of $31.9 million and $64.5 million for the three and six months ended June 30, 2024, respectively, has been reclassified to conform to the new presentation.
Finance Revenue and Finance Provision for Credit Losses
Historically, finance revenue from the Finance segment has been presented net of the provision for credit losses. The Company is presenting the finance provision for credit losses as an operating expense, rather than as a reduction of the finance revenues. Management has evaluated the materiality of these adjustments to its prior period financial statements from a quantitative and qualitative perspective and has concluded that the revisions were not material to any prior annual or interim period. Beginning in the fourth quarter of 2024, the Company updated its consolidated income statement presentation and its segment income statement presentation (Note 10) to include the finance provision for credit losses as a separate line item within the operating expenses. This change increases finance revenue and operating expenses, but has no impact on operating profit or income from continuing operations. The finance provision for credit losses of $12.0 million and $25.6 million for the three and six months ended June 30, 2024, respectively, has been reclassified to conform to the revised presentation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates based in part on assumptions about current, and for some estimates, future economic and market conditions that affect

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2025 (Unaudited)
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
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
PRSUs	$1.6	$1.4	$2.1	$5.2
RSUs	2.3	2.2	6.0	5.1
Service options	0.1	0.2	—	0.3
Market options	0.1	(0.3)	(2.3)	(0.5)
Total stock-based compensation expense	$4.1	$3.5	$5.8	$10.1
PRSUs
In the first six months of 2025, we granted a target amount of approximately 0.3 million PRSUs to certain executive officers of the Company. Three quarters of the PRSUs vest if and to the extent that the Company's cumulative Adjusted EBITDA ("Adjusted EBITDA PRSUs") attains certain specified goals over three years. The other one quarter of the PRSUs vest if and to the extent that the Company's total shareholder return over three years relative to that of companies within the S&P SmallCap 600 ("TSR PRSUs") exceeds certain levels. The weighted average grant date fair value of the Adjusted EBITDA PRSUs was $21.18 per share, which was determined using the closing price of the Company's common stock on the date of grant. The weighted average grant date fair value of the TSR PRSUs was $33.65 per share and was developed with a Monte Carlo simulation using a multivariate Geometric Brownian Motion.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2025 (Unaudited)
RSUs
In the first six months of 2025, approximately 0.7 million RSUs were granted to certain executive officers and management members of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The fair value of RSUs is the value of the Company's common stock at the date of grant and the weighted average grant date fair value of the RSUs was $21.05 per share.
Share Repurchase Programs
In April 2025, the board of directors approved a new share repurchase authorization of up to $250 million of the Company’s outstanding common stock through December 31, 2026. This share repurchase program replaces the 2019 share repurchase program. At June 30, 2025, approximately $240.6 million of the Company's outstanding common stock remained available for repurchase under the 2025 share repurchase program. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. This program does not oblige the Company to repurchase any dollar amount or any number of shares under the authorization, and the program may be suspended, discontinued or modified at any time, for any reason and without notice. For the three and six months ended June 30, 2025, we repurchased and retired 413,188 shares of common stock in the open market at a weighted average price of $22.64 per share under the 2025 share repurchase program.
In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company's outstanding common stock, par value $0.01 per share. The 2019 share repurchase program was amended from time-to-time through subsequent approvals by the board of directors. The amendments served to increase the size of the 2019 share repurchase program and extend its maturity date. Repurchases were made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases was subject to market and other conditions. For the three months ended March 31, 2025, we repurchased and retired 2,900 shares of common stock in the open market at a weighted average price of $19.98 per share under the 2019 share repurchase program. No shares of common stock were repurchased under the 2019 share repurchase program during the three and six months ended June 30, 2024.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2025 (Unaudited)
Note 3—Income from Continuing Operations Per Share
The following table sets forth the computation of income from continuing operations per share (in millions except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income from continuing operations	$33.4	$10.7	$70.3	$29.2
Series A Preferred Stock dividends	(11.1)	(11.1)	(22.2)	(22.2)
Income from continuing operations attributable to participating securities	(5.6)	—	(12.0)	(1.7)
Income (loss) from continuing operations attributable to common stockholders	$16.7	$(0.4)	$36.1	$5.3
Weighted average common shares outstanding	107.5	108.6	107.3	108.5
Effect of dilutive stock options and restricted stock awards	1.1	—	1.3	0.9
Weighted average common shares outstanding and potential common shares	108.6	108.6	108.6	109.4
Income from continuing operations per share
Basic	$0.16	$—	$0.34	$0.05
Diluted	$0.15	$—	$0.33	$0.05
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
The effect of stock options and restricted stock on income from continuing operations per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on income from continuing operations per diluted share, unexercisable market options and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No service options were excluded from the calculation of diluted income from continuing operations per share for the three and six months ended June 30, 2025, and approximately 0.4 million service options were excluded from the calculation of diluted income from continuing operations per share for the six months ended June 30, 2024. Approximately 2.3 million, 2.3 million and 3.4 million market options were excluded from the calculation of diluted income from continuing operations per share for the three and six months ended June 30, 2025 and the six months ended June 30, 2024, respectively. In addition, approximately 1.1 million, 1.1 million and 1.3 million PRSUs were excluded from the calculation of diluted income from continuing operations per share for the three and six months ended June 30, 2025 and the six months ended June 30, 2024, respectively. In accordance with U.S. GAAP, no potential common shares were included in the computation of diluted income from continuing operations per share for the three months ended June 30, 2024, because to do so would have been anti-dilutive based on the period undistributed loss from continuing operations. Total options outstanding at June 30, 2025 and 2024 were 3.3 million and 4.3 million, respectively.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2025 (Unaudited)
Note 4—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2028. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at June 30, 2025.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables, which expires on January 31, 2028. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$375 million on June 30, 2025. In May 2025, AFCI entered into an Amendment No. 2 (the "Amendment No. 2") to the Receivables Purchase Agreement. The Amendment No. 2 increased AFCI's committed liquidity from C$300 million to C$375 million. We capitalized approximately $0.3 million of costs in connection with the Amendment No. 2. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit loss charge-offs less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	June 30, 2025		Net Credit Losses Three Months Ended June 30, 2025	Net Credit Losses Six Months Ended June 30, 2025
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,347.1	$7.4	$7.3	$15.6
Other loans	0.3	0.3	3.0	3.0
Total receivables managed	$2,347.4	$7.7	$10.3	$18.6
Accrued interest and fees	27.4
Allowance for credit losses	(19.0)
Finance receivables, net	$2,355.8

	December 31, 2024		Net Credit Losses Three Months Ended June 30, 2024	Net Credit Losses Six Months Ended June 30, 2024
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,310.5	$14.5	$14.0	$29.5
Other loans	3.5	3.5	—	—
Total receivables managed	$2,314.0	$18.0	$14.0	$29.5
Accrued interest and fees	28.5
Allowance for credit losses	(19.8)
Finance receivables, net	$2,322.7

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2025 (Unaudited)
The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	June 30, 2025	June 30, 2024
Allowance for Credit Losses
Balance at December 31	$19.8	$23.0
Provision for credit losses	17.5	25.6
Recoveries	4.4	3.4
Less charge-offs	(23.0)	(32.9)
Other	0.3	(0.1)
Balance at end of period	$19.0	$19.0
As of June 30, 2025 and December 31, 2024, $2,343.7 million and $2,335.1 million, respectively, of finance receivables (inclusive of accrued interest and fees) and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. Obligations collateralized by finance receivables consisted of the following:

	June 30, 2025	December 31, 2024
Obligations collateralized by finance receivables, gross	$1,740.9	$1,679.1
Unamortized securitization issuance costs	(16.1)	(18.8)
Obligations collateralized by finance receivables	$1,724.8	$1,660.3
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Agreement. At June 30, 2025, we were in compliance with the covenants in the securitization agreements.
Note 5—Goodwill and Other Intangible Assets
Goodwill consisted of the following (in millions):

	Marketplace	Finance	Total
Balance at December 31, 2024 (1)(2)	$982.0	$240.9	$1,222.9
Foreign currency	22.0	—	22.0
Balance at June 30, 2025 (1)(2)	$1,004.0	$240.9	$1,244.9
(1) Marketplace amounts are net of accumulated goodwill impairment charges of $250.8 million at June 30, 2025 and December 31, 2024.
(2) Finance amounts are net of accumulated goodwill impairment charges of $161.5 million at June 30, 2025 and December 31, 2024.
Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. The Company tests goodwill and indefinite-lived tradenames for impairment at the reporting unit level annually during the second quarter, or more frequently if events or changes in circumstances indicate that impairment may exist. When performing the impairment assessment, the fair value of the Company's reporting units are estimated using the expected present value of future cash flows (Level 3 inputs). No impairment was identified during the annual impairment assessment in the second quarter of 2025 nor at any other point in 2025.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2025 (Unaudited)
As disclosed in prior periods, the deferred tax benefits of $52.5 million and $6.5 million associated with the goodwill and tradename impairments in the second quarter of 2023, respectively, resulted in the U.S. being in a net deferred tax asset position. Due to the three-year cumulative loss related to U.S. operations, we recorded a $38.2 million and $35.8 million valuation allowance against the U.S. net deferred tax asset at June 30, 2025 and December 31, 2024, respectively.
Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate*		Maturity	June 30, 2025	December 31, 2024
Revolving Credit Facility	Adjusted Term SOFR	+ 2.25%	June 23, 2028	$—	$—
Canadian Revolving Credit Facility	Adjusted Term CORRA	+ 2.50%	June 23, 2028	—	—
Senior notes		5.125%	June 1, 2025	—	210.0
European lines of credit	Euribor	+ 1.25%	Repayable upon demand	0.9	20.7
Total debt				$0.9	$230.7
*The interest rates presented in the table above represent the rates in place at June 30, 2025. The weighted average interest rate on our short-term borrowings outstanding was 3.40% and 4.30% at June 30, 2025 and December 31, 2024, respectively.
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
The obligations of the Company under the Revolving Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) first priority security interests in substantially all other assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum Consolidated Senior Secured Net Leverage Ratio, not to exceed 3.5 as of the last day of each fiscal quarter on which any loans under the Revolving Credit Facilities are outstanding. We were in compliance with the applicable covenants in the Credit Agreement at June 30, 2025.
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
June 30, 2025 (Unaudited)
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
Debt issuance costs are presented as a direct reduction from the amount of the related debt liability, to the extent applicable, to arrive at the carrying amount. At June 30, 2025 the unamortized debt issuance costs in excess of the debt liability were reclassed to "Other assets." Unamortized debt issuance costs were $6.9 million and $8.2 million at June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and December 31, 2024, there were no borrowings on the Revolving Credit Facilities. In addition, we had related outstanding letters of credit in the aggregate amount of $42.7 million and $48.8 million at June 30, 2025 and December 31, 2024, respectively, which reduce the amount available for borrowings under the Revolving Credit Facilities. As of June 30, 2025 there was an additional $410.9 million available for borrowing under the Revolving Credit Facilities. When drawn upon, the Revolving Credit Facilities are classified as current debt based on the Company’s past practice of using the Revolving Credit Facilities for short term borrowings. However, the terms of the Revolving Credit Facilities do not require repayment until June 23, 2028.
Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. The Company paid interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year. The senior notes were guaranteed by the Subsidiary Guarantors and as of June 1, 2023 became redeemable at par. The Company repaid the outstanding $210.0 million of senior notes upon maturity during the second quarter of 2025 with cash on hand.
European Lines of Credit
OPENLANE Europe has lines of credit aggregating $47.2 million (€40 million). The lines of credit had an aggregate $0.9 million and $20.7 million of borrowings outstanding at June 30, 2025 and December 31, 2024, respectively. The lines of credit are secured by certain inventory and receivables at OPENLANE Europe subsidiaries.
Fair Value of Debt
As of June 30, 2025 and December 31, 2024, the estimated fair value of our long-term debt amounted to $0.9 million and $229.1 million, respectively. The estimates of fair value were based on broker-dealer quotes (Level 2 inputs) for our debt as of June 30, 2025 and December 31, 2024. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2025 (Unaudited)
Note 7—Other (Income) Expense, Net
Other (income) expense, net consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign currency (gains) losses	$(5.6)	$0.5	$(8.9)	$2.5
Other	(1.8)	(0.3)	(3.5)	(1.8)
Other (income) expense, net	$(7.4)	$0.2	$(12.4)	$0.7
Fair Value Measurement of Investments
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As of June 30, 2025, the Company had no investment securities measured at fair value (based on quoted market prices for identical assets or Level 1 of the fair value hierarchy). Other investments held of $29.1 million do not have readily determinable fair values and the Company has elected to apply the measurement alternative to these investments and present them at cost. Investments are reported in "Other assets" in the accompanying consolidated balance sheets. Realized and unrealized gains and losses are reported in "Other (income) expense, net" in the consolidated statements of income.
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
Note 9—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Foreign currency translation loss	$(37.1)	$(69.1)
Accumulated other comprehensive loss	$(37.1)	$(69.1)

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2025 (Unaudited)
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
Financial information regarding our reportable segments is set forth below for the three months ended June 30, 2025 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$375.5	$106.2	$481.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	236.6	17.8	254.4
Finance interest expense	—	26.9	26.9
Provision for credit losses	0.2	8.5	8.7
Selling, general and administrative	99.9	14.4	114.3
Depreciation and amortization	19.9	3.1	23.0
Loss on sale of property	7.0	—	7.0
Total operating expenses			434.3
Operating profit	11.9	35.5	47.4
Interest expense			3.1
Other (income) expense, net			(7.4)
Income from continuing operations before income taxes			51.7
Income taxes			18.3
Income from continuing operations			$33.4

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2025 (Unaudited)
Financial information regarding our reportable segments is set forth below for the three months ended June 30, 2024 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$336.0	$107.8	$443.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	229.1	16.8	245.9
Finance interest expense	—	31.9	31.9
Provision for credit losses	1.3	12.0	13.3
Selling, general and administrative	92.7	12.0	104.7
Depreciation and amortization	21.1	3.0	24.1
Total operating expenses			419.9
Operating profit (loss)	(8.2)	32.1	23.9
Interest expense			5.5
Other expense (income), net			0.2
Income from continuing operations before income taxes			18.2
Income taxes			7.5
Income from continuing operations			$10.7
Financial information regarding our reportable segments is set forth below as of and for the six months ended June 30, 2025 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$726.7	$215.1	$941.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	461.1	34.9	496.0
Finance interest expense	—	54.5	54.5
Provision for credit losses	0.5	17.5	18.0
Selling, general and administrative	194.6	26.9	221.5
Depreciation and amortization	39.6	6.1	45.7
Loss on sale of property	7.0	—	7.0
Total operating expenses			842.7
Operating profit	23.9	75.2	99.1
Interest expense			7.1
Other (income) expense, net			(12.4)
Income from continuing operations before income taxes			104.4
Income taxes			34.1
Income from continuing operations			$70.3
Total assets	$1,924.7	$2,713.6	$4,638.3
Capital expenditures	$24.2	$1.9	$26.1

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2025 (Unaudited)
Financial information regarding our reportable segments is set forth below as of and for the six months ended June 30, 2024 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$654.3	$219.4	$873.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	426.2	33.6	459.8
Finance interest expense	—	64.5	64.5
Provision for credit losses	3.5	25.6	29.1
Selling, general and administrative	185.3	25.9	211.2
Depreciation and amortization	42.7	5.7	48.4
Total operating expenses			813.0
Operating profit (loss)	(3.4)	64.1	60.7
Interest expense			12.6
Other expense (income), net			0.7
Income from continuing operations before income taxes			47.4
Income taxes			18.2
Income from continuing operations			$29.2
Total assets	$2,039.6	$2,578.2	$4,617.8
Capital expenditures	$23.7	$2.2	$25.9
Geographic Information
Our foreign operations include Canada, Continental Europe and the U.K. Approximately 53% of our foreign operating revenues were from Canada for the three and six months ended June 30, 2025, and approximately 52% and 53% of our foreign operating revenues were from Canada for the three and six months ended June 30, 2024, respectively. Most of the remaining foreign operating revenues were generated from Continental Europe. Information regarding the geographic areas of our operations is set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenues
U.S.	$272.6	$257.4	$542.9	$529.4
Foreign	209.1	186.4	398.9	344.3
	$481.7	$443.8	$941.8	$873.7

	June 30, 2025	December 31, 2024
Long-lived assets
U.S.	$987.8	$1,006.1
Foreign	745.7	764.8
	$1,733.5	$1,770.9

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2025 (Unaudited)
Note 11—Subsequent Events
Budget Reconciliation Bill H.R. 1
On July 4, 2025, the United States enacted budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act ("OBBBA"). The Act includes a broad range of tax reform provisions, including extending and modifying various provisions of the Tax Cuts and Jobs Act and expanding certain incentives in the Inflation Reduction Act while accelerating the phase-out of other incentives. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions effective in 2026 and subsequent years. OBBBA provisions include the restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts. Based on initial assessments, OBBBA’s changes to the deductibility of domestic research and experimental expenditures are estimated to decrease our deferred tax position and related valuation allowance in 2025, which will be recorded in the third quarter of 2025, as a change in tax law is accounted for in the period of enactment. As additional guidance is released, OPENLANE will continue to assess the impacts of the OBBBA.
Share Repurchases
In July 2025, we repurchased and retired 873,480 shares of common stock in the open market at a weighted average price of $25.11 per share, aggregating $21.9 million, pursuant to the 2025 share repurchase program described in Note 2.

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
•The Marketplace segment serves its customer base through digital marketplaces in the U.S., Canada and Europe and vehicle logistics center locations in Canada. Comprehensive private label remarketing solutions are offered to automobile manufacturers, captive finance companies and other commercial customers to offer vehicles digitally. Vehicles sold on our digital platforms are typically sold by commercial fleet operators, financial institutions, rental car companies, new and used vehicle dealers and vehicle manufacturers and their captive finance companies to dealer customers. We also provide value-added ancillary services including inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services.

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
Industry Trends
Wholesale Used Vehicle Industry
We believe the U.S. and Canadian wholesale used vehicle industry has a total addressable market of approximately 15 million vehicles, which can fluctuate depending on seasonality and a variety of other macro-economic and industry factors. This wholesale used vehicle industry consists of the commercial market (commercial sellers that sell to franchise and independent dealers) and the dealer-to-dealer market (franchise and independent dealers that both buy and sell vehicles). The Company supports commercial sellers in North America with our technology and we believe digital applications may provide an opportunity to expand the total addressable market for dealer-to-dealer transactions. The supply chain issues and market conditions facing the automotive industry in recent years, including the disruption of new vehicle production, low new vehicle supply and historically high used vehicle pricing have had a material impact on the wholesale used vehicle industry. More recently, new vehicle supply has begun to recover, and this has resulted in wholesale vehicle supply also starting to increase. New lease originations have increased for the last several quarters. As these leases mature in 2026 and beyond, we expect a higher volume of off-lease vehicles available to the wholesale used vehicle industry, with much of that volume flowing through OPENLANE first as we support the majority of commercial sellers with off-lease vehicle inventory in North America. However, recent tariffs and related trade disputes could impact the number of off-lease vehicles that are available to the wholesale used vehicle industry.
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

Sources of Revenues and Expenses
The vehicles sold on our marketplaces generate auction fees from buyers and sellers. The Company generally does not take title to these consigned vehicles and records only its auction fees as revenue ("Auction fees" in the consolidated statements of income) because it has no influence on the vehicle auction selling price agreed to by the seller and the buyer at the auction. The Company does not record the gross selling price of the consigned vehicles sold at auction as revenue. The Company generally enforces its rights to payment for seller transactions through net settlement provisions following the sale of a vehicle. Marketplace services such as inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, collateral recovery services and technology solutions are generally recognized at the time of service ("Service revenue" in the consolidated statements of income). The Company also sells vehicles that have been purchased, which represent approximately 2% of the total volume of vehicles sold. For these types of sales, the Company does record the gross selling price of purchased vehicles sold at auction as revenue ("Purchased vehicle sales" in the consolidated statements of income) and the gross purchase price of the vehicles as "Cost of services." AFC's revenue ("Finance revenue" in the consolidated statements of income) is comprised of interest revenue and fee and other revenue associated with our finance receivables. AFC's interest revenue is generally determined based on the applicable prime rate plus a margin.
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
Our operating expenses consist of cost of services, finance interest expense, provision for credit losses, selling, general and administrative and depreciation and amortization. Cost of services is composed of payroll and related costs, subcontract services, the cost of vehicles purchased, supplies, insurance, property taxes, utilities, service contract claims, maintenance and lease expense related to the vehicle logistics centers and AFC branch locations. Selling, general and administrative expenses are comprised of payroll and related costs, sales and marketing, information technology services and professional fees.

Results of Operations
Overview of Results of OPENLANE, Inc. for the Three Months Ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(Dollars in millions except per share amounts)	2025	2024
Revenues
Auction fees	$134.9	$108.7
Service revenue	142.1	147.1
Purchased vehicle sales	98.5	80.2
Finance revenue	106.2	107.8
Total operating revenues	481.7	443.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	254.4	245.9
Finance interest expense	26.9	31.9
Provision for credit losses	8.7	13.3
Selling, general and administrative	114.3	104.7
Depreciation and amortization	23.0	24.1
Loss on sale of property	7.0	—
Total operating expenses	434.3	419.9
Operating profit	47.4	23.9
Interest expense	3.1	5.5
Other (income) expense, net	(7.4)	0.2
Income from continuing operations before income taxes	51.7	18.2
Income taxes	18.3	7.5
Income from continuing operations	33.4	10.7
Income from discontinued operations, net of income taxes	—	—
Net income	$33.4	$10.7
Income from continuing operations per share
Basic	$0.16	$—
Diluted	$0.15	$—
Overview
For the three months ended June 30, 2025, we had revenue of $481.7 million compared with revenue of $443.8 million for the three months ended June 30, 2024, an increase of 9%. For a further discussion of our operating results, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $1.1 million, or 5%, to $23.0 million for the three months ended June 30, 2025, compared with $24.1 million for the three months ended June 30, 2024. The decrease in depreciation and amortization was primarily the result of assets that have become fully amortized and depreciated.
Interest Expense
Interest expense decreased $2.4 million, or 44%, to $3.1 million for the three months ended June 30, 2025, compared with $5.5 million for the three months ended June 30, 2024. The decrease in interest expense was primarily the result of a decrease in the borrowings on lines of credit and the repayment of the senior notes in the second quarter of 2025.

Other (Income) Expense, Net
For the three months ended June 30, 2025, we had other income of $7.4 million compared with other expense of $0.2 million for the three months ended June 30, 2024. The increase in other income was primarily attributable to foreign currency gains on intercompany balances of $5.6 million for the three months ended June 30, 2025, compared with foreign currency losses on intercompany balances of $0.5 million for the three months ended June 30, 2024. The remaining increase was attributable to a net increase in other miscellaneous income aggregating $1.5 million.
Income Taxes
We had an effective tax rate of 35.4% for the three months ended June 30, 2025, compared with an effective tax rate of 41.2% for the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2025 was unfavorably impacted by an increase in the valuation allowance related to 2025 current year movement of the adjusted U.S. net deferred tax asset. The effective tax rate for the three months ended June 30, 2024 was unfavorably impacted by an increase in the valuation allowance related to 2024 current year movement of the adjusted U.S. net deferred tax asset.
We recorded a $38.2 million and $35.8 million valuation allowance against the U.S. net deferred tax asset at June 30, 2025 and December 31, 2024, respectively. The realization of the net deferred tax assets is dependent on our ability to generate sufficient future taxable income to utilize these assets. Depending on our current and anticipated future earnings, we may release a significant portion of our valuation allowance in a future period if there is sufficient positive evidence which would result in a corresponding decrease to income tax expense in such period. The actual timing and amount of the valuation allowance to be released is uncertain.
Additionally, the Organization for Economic Cooperation and Development has published a proposal to establish a new global minimum corporate tax rate of 15%, commonly referred to as Pillar Two. While the U.S. has not adopted the Pillar Two framework into law, numerous countries in which we operate have enacted tax legislation based on the Pillar Two framework with certain components of the minimum tax rules effective beginning in 2024 and further rules becoming effective beginning in 2025. On June 26, 2025, the U.S. Treasury Department announced an agreement with the G7 that would exclude U.S. parented groups from some taxes imposed by Pillar Two. This agreement allows for the U.S. international tax rules and Pillar Two to operate in parallel. These rules, as well as potential changes due to the agreement, are not expected to materially impact the Company's consolidated financial statements. The Company will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.
On July 4, 2025, the United States enacted budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act ("OBBBA"). The Act includes a broad range of tax reform provisions, including extending and modifying various provisions of the Tax Cuts and Jobs Act and expanding certain incentives in the Inflation Reduction Act while accelerating the phase-out of other incentives. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions effective in 2026 and subsequent years. OBBBA provisions include the restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts. Based on initial assessments, OBBBA’s changes to the deductibility of domestic research and experimental expenditures are estimated to decrease our deferred tax position and related valuation allowance in 2025, which will be recorded in the third quarter of 2025, as a change in tax law is accounted for in the period of enactment. As additional guidance is released, OPENLANE will continue to assess the impacts of the OBBBA.
Impact of Foreign Currency
For the three months ended June 30, 2025 compared with the three months ended June 30, 2024, the change in the euro exchange rate increased revenue by $4.9 million, operating profit by $0.3 million and net income by $0.2 million. For the three months ended June 30, 2025 compared with the three months ended June 30, 2024, the change in the Canadian dollar exchange rate decreased revenue by $1.3 million, operating profit by $0.3 million and net income by $0.1 million.

Marketplace Results

	Three Months Ended June 30,
(Dollars in millions, except GMV)	2025	2024
Auction fees	$134.9	$108.7
Service revenue	142.1	147.1
Purchased vehicle sales	98.5	80.2
Total Marketplace revenue	375.5	336.0
Cost of services*	254.9	248.1
Gross profit	120.6	87.9
Provision for credit losses	0.2	1.3
Selling, general and administrative	99.9	92.7
Depreciation and amortization	1.6	2.1
Loss on sale of property	7.0	—
Operating profit (loss)	$11.9	$(8.2)
Commercial vehicles sold	198,000	217,000
Dealer consignment vehicles sold	182,000	151,000
Total vehicles sold	380,000	368,000
Gross merchandise value ("GMV") (in billions)	$7.5	$6.8
* Includes depreciation and amortization
Total Marketplace Revenue
Revenue from the Marketplace segment increased $39.5 million, or 12%, to $375.5 million for the three months ended June 30, 2025, compared with $336.0 million for the three months ended June 30, 2024. The increase in revenue was partially attributable to the 21% increase in the number of dealer consignment vehicles sold. For the three months ended June 30, 2025, there was an increase in auction fees and an increase in purchased vehicle sales, partially offset by a decrease in service revenue (discussed below). The change in revenue included the impact of a net increase in revenue of $3.9 million due to fluctuations in the euro and Canadian dollar exchange rates.
The 3% increase in the number of vehicles sold was comprised of a 21% increase in dealer consignment volumes and a 9% decrease in commercial volumes. The GMV of vehicles sold for the three months ended June 30, 2025 and 2024 was approximately $7.5 billion and $6.8 billion, respectively.
Auction Fees
Auction fees increased $26.2 million, or 24%, to $134.9 million for the three months ended June 30, 2025, compared with $108.7 million for the three months ended June 30, 2024. Auction fees per vehicle sold for the three months ended June 30, 2025 increased $60, or 20%, to $355, compared with $295 for the three months ended June 30, 2024. The increase in auction fees per vehicle sold reflects the mix of vehicles sold in the second quarter of 2025 and the impact of price increases.
Service Revenue
Service revenue decreased $5.0 million, or 3%, to $142.1 million for the three months ended June 30, 2025, compared with $147.1 million for the three months ended June 30, 2024, primarily as a result of a decrease in revenue of $9.4 million as a result of the sale of our automotive key business in 2024, and decreases in repossession revenue of $2.6 million, inspection revenue of $1.8 million and other miscellaneous service revenues aggregating approximately $0.1 million, partially offset by an increase in transportation revenue of $8.9 million.

Purchased Vehicle Sales
The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold, which represent approximately 2% of total vehicles sold. Purchased vehicle sales increased $18.3 million, or 23%, to $98.5 million for the three months ended June 30, 2025, compared with $80.2 million for the three months ended June 30, 2024, primarily as a result of an increase in purchased vehicles sold in the U.S. marketplace and an increase in the average selling price of purchased vehicles sold in Europe.
Gross Profit
For the three months ended June 30, 2025, gross profit from the Marketplace segment increased $32.7 million, or 37%, to $120.6 million, compared with $87.9 million for the three months ended June 30, 2024. Gross profit improvements were driven by a $12.5 million increase from pricing, a $10.5 million benefit from lower Canadian DST, a $10.3 million increase resulting from a higher mix of dealer consignment vehicles, a $1.7 million net increase in auction and service volumes and a $0.7 million benefit from lower depreciation and amortization. These improvements were partially offset by a decrease in other miscellaneous items aggregating $3.0 million.
Gross profit from the Marketplace segment was 32.1% of revenue for the three months ended June 30, 2025, compared with 26.2% of revenue for the three months ended June 30, 2024. Gross profit as a percentage of revenue increased for the three months ended June 30, 2025 as compared with the three months ended June 30, 2024, primarily due to the benefit of lower Canadian DST, increased prices and increased volumes, partially offset by an increase in purchased vehicle sales.
On June 28, 2024, Canada enacted a new 3% Digital Services Tax (“Canadian DST”) on certain online revenues, including online marketplace service revenues, of companies with consolidated revenues of at least €750 million. On June 29, 2025, the Canadian government announced that it plans to rescind the Canadian DST as part of trade negotiations with the United States. The Company continues to record Canadian DST expense until the Canadian DST is officially rescinded by an act of Parliament. The Company recorded $1.5 million of Canadian DST in the second quarter of 2025, compared with $12.0 million in the second quarter of 2024 (of which $10 million related to prior years). In total, the Company recorded Canadian DST related to the periods 2022 through 2024 of $10.2 million in 2024. The Company will reverse these expenses in the period the Canadian DST is officially rescinded.
Provision for Credit Losses
Provision for credit losses from the Marketplace segment decreased $1.1 million, or 85%, to $0.2 million for the three months ended June 30, 2025, compared with $1.3 million for the three months ended June 30, 2024, primarily as a result of initiatives implemented to reduce risk in the marketplace and initiatives to decrease bad debt expense.
Selling, General and Administrative
Selling, general and administrative expenses from the Marketplace segment increased $7.2 million, or 8%, to $99.9 million for the three months ended June 30, 2025, compared with $92.7 million for the three months ended June 30, 2024, primarily as a result of increases in incentive-based compensation of $7.9 million, compensation expense of $1.9 million, sales-related expenses of $1.7 million and other miscellaneous expenses aggregating $1.2 million, partially offset by decreases in severance of $3.0 million, information technology costs of $1.5 million and $1.0 million related to costs incurred by the Company's automotive key business prior to its sale in the fourth quarter of 2024.
Loss on Sale of Property
In April 2025, the Company closed on the sale of excess property in Montreal that was originally purchased as part of the December 2023 Manheim Canada acquisition. This transaction resulted in a loss on sale of approximately $7.0 million in the second quarter of 2025.

Finance Results

	As of and for the
	Three Months Ended June 30,
(Dollars in millions)	2025	2024
Finance revenue
Interest revenue	$55.2	$59.5
Fee and other revenue	51.0	48.3
Total Finance revenue	106.2	107.8
Finance interest expense	26.9	31.9
Net Finance margin	79.3	75.9
Finance provision for credit losses	8.5	12.0
Cost of services (exclusive of depreciation and amortization)	17.8	16.8
Selling, general and administrative	14.4	12.0
Depreciation and amortization	3.1	3.0
Operating profit	$35.5	$32.1
Portfolio Performance Information
Floorplans originated	264,000	263,000
Floorplans curtailed*	145,000	150,000
Total loan transaction units	409,000	413,000
Total receivables managed	$2,347.4	$2,210.2
Average receivables managed**	$2,337.7	$2,243.6
Allowance for credit losses	$19.0	$19.0
Allowance for credit losses as a percentage of total receivables managed	0.8%	0.9%
Annualized finance provision for credit losses as a percentage of average receivables managed	1.5%	2.1%
Receivables delinquent as a percentage of total receivables managed	0.3%	1.0%
* Floorplans curtailed represent existing loans that customers opt to extend beyond the initial term upon the customer making a partial principal payment and payment of accrued interest and fees.
** Average receivables managed is calculated based on the daily ending balance of total receivables managed.

Yields (Annualized)	Three Months Ended June 30,
% of Average Receivables Managed	2025	2024
Finance revenue yield
Interest revenue	9.5%	10.6%
Fee and other revenue	8.7%	8.6%
Total Finance revenue yield	18.2%	19.2%
Finance interest expense	4.6%	5.7%
Net finance margin	13.6%	13.5%
Revenue
For the three months ended June 30, 2025, the Finance segment revenue decreased $1.6 million, or 1%, to $106.2 million, compared with $107.8 million for the three months ended June 30, 2024. The decrease in revenue was primarily the result of decreases in interest yields driven by a decrease in prime rates and a 1% decrease in loan transaction units (vehicle finance transactions), partially offset by an increase in loan values.

Finance Interest Expense
For the three months ended June 30, 2025, finance interest expense decreased $5.0 million, or 16%, to $26.9 million, compared with $31.9 million for the three months ended June 30, 2024. The decrease in finance interest expense was attributable to an approximately 1.6% decrease in the average interest rate on the securitization obligations, partially offset by an increase in the average balance on the AFC securitization obligations.
Net Finance Margin (Annualized)
For the three months ended June 30, 2025 and 2024, the net Finance margin percent was approximately 13.6% and 13.5%, respectively. The net interest yield was approximately 4.9% for the three months ended June 30, 2025 and 2024.
Finance Provision for Credit Losses
For the three months ended June 30, 2025, the finance provision for credit losses decreased $3.5 million, or 29%, to $8.5 million, compared with $12.0 million for the three months ended June 30, 2024. The provision for credit losses decreased to 1.5% of the average receivables managed for the three months ended June 30, 2025 from 2.1% for the three months ended June 30, 2024. The provision for credit losses is expected to be approximately 2% or under, on a long-term basis, of the average receivables managed balance. However, the actual losses in any particular quarter or year could deviate from this range.
Cost of Services
For the three months ended June 30, 2025, cost of services for the Finance segment increased $1.0 million, or 6%, to $17.8 million, compared with $16.8 million for the three months ended June 30, 2024. The increase in cost of services was primarily the result of increases in incentive-based compensation of $0.6 million, compensation expense of $0.3 million and other miscellaneous expenses aggregating $0.1 million.
Selling, General and Administrative
Selling, general and administrative expenses for the Finance segment increased $2.4 million, or 20%, to $14.4 million for the three months ended June 30, 2025, compared with $12.0 million for the three months ended June 30, 2024 primarily as a result of increases in incentive-based compensation of $1.2 million, stock-based compensation of $0.8 million and other miscellaneous expenses aggregating $0.4 million.
Select Finance Balance Sheet Items

(Dollars in millions)	June 30, 2025	December 31, 2024
Tangible Assets
Total assets	$2,713.6	$2,677.7
Intangible assets	259.1	260.1
Tangible assets	$2,454.5	$2,417.6

Tangible parent equity
Total parent equity***	$755.0	$789.0
Intangible assets	259.1	260.1
Tangible parent equity***	$495.9	$528.9
*** Parent equity represents OPENLANE's net investment in AFC. Tangible parent equity is a non-GAAP measure of AFC's capital.

Overview of Results of OPENLANE, Inc. for the Six Months Ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(Dollars in millions except per share amounts)	2025	2024
Revenues
Auction fees	$260.1	$218.6
Service revenue	282.4	297.3
Purchased vehicle sales	184.2	138.4
Finance revenue	215.1	219.4
Total operating revenues	941.8	873.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	496.0	459.8
Finance interest expense	54.5	64.5
Provision for credit losses	18.0	29.1
Selling, general and administrative	221.5	211.2
Depreciation and amortization	45.7	48.4
Loss on sale of property	7.0	—
Total operating expenses	842.7	813.0
Operating profit	99.1	60.7
Interest expense	7.1	12.6
Other (income) expense, net	(12.4)	0.7
Income from continuing operations before income taxes	104.4	47.4
Income taxes	34.1	18.2
Income from continuing operations	70.3	29.2
Income from discontinued operations, net of income taxes	—	—
Net income	$70.3	$29.2
Income from continuing operations per share
Basic	$0.34	$0.05
Diluted	$0.33	$0.05
Overview
For the six months ended June 30, 2025, we had revenue of $941.8 million compared with revenue of $873.7 million for the six months ended June 30, 2024, an increase of 8%. For a further discussion of our operating results, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $2.7 million, or 6%, to $45.7 million for the six months ended June 30, 2025, compared with $48.4 million for the six months ended June 30, 2024. The decrease in depreciation and amortization was primarily the result of assets that have become fully amortized and depreciated.
Interest Expense
Interest expense decreased $5.5 million, or 44%, to $7.1 million for the six months ended June 30, 2025, compared with $12.6 million for the six months ended June 30, 2024. The decrease in interest expense was primarily the result of a decrease in the borrowings on lines of credit.
Other (Income) Expense, Net
For the six months ended June 30, 2025, we had other income of $12.4 million compared with other expense of $0.7 million for the six months ended June 30, 2024. The increase in other income was primarily attributable to foreign currency gains on intercompany balances of $8.9 million for the six months ended June 30, 2025, compared with foreign currency losses on intercompany balances of $2.5 million for the six months ended June 30, 2024. The remaining increase was attributable to a net increase in other miscellaneous income aggregating $1.7 million.
Income Taxes
We had an effective tax rate of 32.7% for the six months ended June 30, 2025, compared with an effective tax rate of 38.4% for the six months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2025 was unfavorably impacted by an increase in the valuation allowance related to 2025 current year movement of the adjusted U.S. net deferred tax asset. The effective tax rate for the six months ended June 30, 2024 was unfavorably impacted by an increase in the valuation allowance related to 2024 current year movement of the adjusted U.S. net deferred tax asset.
We recorded a $38.2 million and $35.8 million valuation allowance against the U.S. net deferred tax asset at June 30, 2025 and December 31, 2024, respectively. The realization of the net deferred tax assets is dependent on our ability to generate sufficient future taxable income to utilize these assets. Depending on our current and anticipated future earnings, we may release a significant portion of our valuation allowance in a future period if there is sufficient positive evidence which would result in a corresponding decrease to income tax expense in such period. The actual timing and amount of the valuation allowance to be released is uncertain.
Additionally, the Organization for Economic Cooperation and Development has published a proposal to establish a new global minimum corporate tax rate of 15%, commonly referred to as Pillar Two. While the U.S. has not adopted the Pillar Two framework into law, numerous countries in which we operate have enacted tax legislation based on the Pillar Two framework with certain components of the minimum tax rules effective beginning in 2024 and further rules becoming effective beginning in 2025. On June 26, 2025, the U.S. Treasury Department announced an agreement with the G7 that would exclude U.S. parented groups from some taxes imposed by Pillar Two. This agreement allows for the U.S. international tax rules and Pillar Two to operate in parallel. These rules, as well as potential changes due to the agreement, are not expected to materially impact the Company's consolidated financial statements. The Company will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.
On July 4, 2025, the United States enacted budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act ("OBBBA"). The Act includes a broad range of tax reform provisions, including extending and modifying various provisions of the Tax Cuts and Jobs Act and expanding certain incentives in the Inflation Reduction Act while accelerating the phase-out of other incentives. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions effective in 2026 and subsequent years. OBBBA provisions include the restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts. Based on initial assessments, OBBBA’s changes to the deductibility of domestic research and experimental expenditures are estimated to decrease our deferred tax position and related valuation allowance in 2025, which will be recorded in the third quarter of 2025, as a change in tax law is accounted for in the period of enactment. As additional guidance is released, OPENLANE will continue to assess the impacts of the OBBBA.
Impact of Foreign Currency
For the six months ended June 30, 2025 compared with the six months ended June 30, 2024, the change in the Canadian dollar exchange rate decreased revenue by $7.6 million, operating profit by $1.9 million and net income by $0.8 million. For the six months ended June 30, 2025 compared with the six months ended June 30, 2024, the change in the euro exchange rate increased revenue by $2.3 million, operating profit by $0.1 million and net income by $0.1 million.

Marketplace Results

	Six Months Ended June 30,
(Dollars in millions, except GMV)	2025	2024
Auction fees	$260.1	$218.6
Service revenue	282.4	297.3
Purchased vehicle sales	184.2	138.4
Total Marketplace revenue	726.7	654.3
Cost of services*	497.4	464.6
Gross profit	229.3	189.7
Provision for credit losses	0.5	3.5
Selling, general and administrative	194.6	185.3
Depreciation and amortization	3.3	4.3
Loss on sale of property	7.0	—
Operating profit (loss)	$23.9	$(3.4)
Commercial vehicles sold	389,000	439,000
Dealer consignment vehicles sold	354,000	301,000
Total vehicles sold	743,000	740,000
Gross merchandise value ("GMV") (in billions)	$14.4	$13.8
* Includes depreciation and amortization
Total Marketplace Revenue
Revenue from the Marketplace segment increased $72.4 million, or 11%, to $726.7 million for the six months ended June 30, 2025, compared with $654.3 million for the six months ended June 30, 2024. The increase in revenue was partially attributable to the 18% increase in the number of dealer consignment vehicles sold. For the six months ended June 30, 2025, there was an increase in purchased vehicle sales and an increase in auction fees, partially offset by a decrease in service revenue (discussed below). The change in revenue included the impact of a net decrease in revenue of $3.7 million due to fluctuations in the Canadian dollar and euro exchange rates.
The slight increase in the number of vehicles sold was comprised of an 18% increase in dealer consignment volumes and an 11% decrease in commercial volumes. The GMV of vehicles sold for the six months ended June 30, 2025 and 2024 was approximately $14.4 billion and $13.8 billion, respectively.
Auction Fees
Auction fees increased $41.5 million, or 19%, to $260.1 million for the six months ended June 30, 2025, compared with $218.6 million for the six months ended June 30, 2024. Auction fees per vehicle sold for the six months ended June 30, 2025 increased $55, or 19%, to $350, compared with $295 for the six months ended June 30, 2024. The increase in auction fees per vehicle sold reflects the mix of vehicles sold in the first six months of 2025 and the impact of price increases.
Service Revenue
Service revenue decreased $14.9 million, or 5%, to $282.4 million for the six months ended June 30, 2025, compared with $297.3 million for the six months ended June 30, 2024, primarily as a result of a decrease in revenue of $19.9 million as a result of the sale of our automotive key business in 2024, and decreases in repossession revenue of $6.8 million, inspection revenue of $2.7 million and other miscellaneous service revenues aggregating approximately $0.6 million, partially offset by an increase in transportation revenue of $15.1 million.
Purchased Vehicle Sales
The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold, which represent approximately 2% of total vehicles sold. Purchased vehicle sales increased $45.8 million, or 33%, to $184.2 million for the six months ended June 30, 2025, compared with $138.4 million for the six months ended June 30, 2024, primarily as a result of an increase in purchased vehicles sold in the U.S. marketplace and Europe.

Gross Profit
For the six months ended June 30, 2025, gross profit from the Marketplace segment increased $39.6 million, or 21%, to $229.3 million, compared with $189.7 million for the six months ended June 30, 2024. Gross profit improvements were driven by a $17.9 million increase from pricing, a $15.6 million increase resulting from a higher mix of dealer consignment vehicles, a $9.1 million benefit from lower Canadian DST and a $2.1 million benefit from lower depreciation and amortization. These improvements were partially offset by a $0.8 million decrease in auction and service volumes and a decrease in other miscellaneous items aggregating $4.3 million.
Gross profit from the Marketplace segment was 31.6% of revenue for the six months ended June 30, 2025, compared with 29.0% of revenue for the six months ended June 30, 2024. Gross profit as a percentage of revenue increased for the six months ended June 30, 2025 as compared with the six months ended June 30, 2024, primarily due to the benefit of lower Canadian DST and increased prices, partially offset by an increase in purchased vehicle sales.
On June 28, 2024, Canada enacted a new 3% Digital Services Tax (“Canadian DST”) on certain online revenues, including online marketplace service revenues, of companies with consolidated revenues of at least €750 million. On June 29, 2025, the Canadian government announced that it plans to rescind the Canadian DST as part of trade negotiations with the United States. The Company continues to record Canadian DST expense until the Canadian DST is officially rescinded by an act of Parliament. The Company recorded $2.9 million of Canadian DST in the first six months of 2025, compared with $12.0 million in the first six months of 2024 (of which $10 million related to prior years). In total, the Company recorded Canadian DST related to the periods 2022 through 2024 of $10.2 million in 2024. The Company will reverse these expenses in the period the Canadian DST is officially rescinded.
Provision for Credit Losses
Provision for credit losses from the Marketplace segment decreased $3.0 million, or 86%, to $0.5 million for the six months ended June 30, 2025, compared with $3.5 million for the six months ended June 30, 2024, primarily as a result of initiatives implemented to reduce risk in the marketplace and initiatives to decrease bad debt expense.
Selling, General and Administrative
Selling, general and administrative expenses from the Marketplace segment increased $9.3 million, or 5%, to $194.6 million for the six months ended June 30, 2025, compared with $185.3 million for the six months ended June 30, 2024, primarily as a result of increases in incentive-based compensation of $12.2 million, sales-related expenses of $3.6 million, compensation expense of $2.3 million, marketing costs of $2.0 million and other miscellaneous expenses aggregating $2.0 million, partially offset by decreases in stock-based compensation of $3.8 million, information technology costs of $2.9 million, severance of $2.4 million, costs incurred by the Company's automotive key business prior to its sale in the fourth quarter of 2024 of $1.9 million and fluctuations in the Canadian exchange rate of $1.8 million.
Loss on Sale of Property
In April 2025, the Company closed on the sale of excess property in Montreal that was originally purchased as part of the December 2023 Manheim Canada acquisition. This transaction resulted in a loss on sale of approximately $7.0 million in the second quarter of 2025.

Finance Results

	As of and for the
	Six Months Ended June 30,
(Dollars in millions)	2025	2024
Finance revenue
Interest revenue	$112.4	$120.5
Fee and other revenue	102.7	98.9
Total Finance revenue	215.1	219.4
Finance interest expense	54.5	64.5
Net Finance margin	160.6	154.9
Finance provision for credit losses	17.5	25.6
Cost of services (exclusive of depreciation and amortization)	34.9	33.6
Selling, general and administrative	26.9	25.9
Depreciation and amortization	6.1	5.7
Operating profit	$75.2	$64.1
Portfolio Performance Information
Floorplans originated	528,000	526,000
Floorplans curtailed*	315,000	311,000
Total loan transaction units	843,000	837,000
Total receivables managed	$2,347.4	$2,210.2
Average receivables managed**	$2,350.8	$2,270.4
Allowance for credit losses	$19.0	$19.0
Allowance for credit losses as a percentage of total receivables managed	0.8%	0.9%
Annualized finance provision for credit losses as a percentage of average receivables managed	1.5%	2.3%
Receivables delinquent as a percentage of total receivables managed	0.3%	1.0%
* Floorplans curtailed represent existing loans that customers opt to extend beyond the initial term upon the customer making a partial principal payment and payment of accrued interest and fees.
** Average receivables managed is calculated based on the daily ending balance of total receivables managed.

Yields (Annualized)	Six Months Ended June 30,
% of Average Receivables Managed	2025	2024
Finance revenue yield
Interest revenue	9.6%	10.6%
Fee and other revenue	8.8%	8.8%
Total Finance revenue yield	18.4%	19.4%
Finance interest expense	4.6%	5.7%
Net finance margin	13.8%	13.7%
Revenue
For the six months ended June 30, 2025, the Finance segment revenue decreased $4.3 million, or 2%, to $215.1 million, compared with $219.4 million for the six months ended June 30, 2024. The decrease in revenue was primarily the result of decreases in interest yields driven by a decrease in prime rates, partially offset by a 1% increase in loan transaction units (vehicle finance transactions).

Finance Interest Expense
For the six months ended June 30, 2025, finance interest expense decreased $10.0 million, or 16%, to $54.5 million, compared with $64.5 million for the six months ended June 30, 2024. The decrease in finance interest expense was attributable to an approximately 1.6% decrease in the average interest rate on the securitization obligations, partially offset by an increase in the average balance on the AFC securitization obligations.
Net Finance Margin (Annualized)
For the six months ended June 30, 2025 and 2024, the net Finance margin percent was approximately 13.8% and 13.7%, respectively. The net interest yield was approximately 5.0% and 4.9% for the six months ended June 30, 2025 and 2024, respectively.
Finance Provision for Credit Losses
For the six months ended June 30, 2025, the finance provision for credit losses decreased $8.1 million, or 32%, to $17.5 million, compared with $25.6 million for the six months ended June 30, 2024. The provision for credit losses decreased to 1.5% of the average receivables managed for the six months ended June 30, 2025 from 2.3% for the six months ended June 30, 2024. The provision for credit losses is expected to be approximately 2% or under, on a long-term basis, of the average receivables managed balance. However, the actual losses in any particular quarter or year could deviate from this range.
Cost of Services
For the six months ended June 30, 2025, cost of services for the Finance segment increased $1.3 million, or 4%, to $34.9 million, compared with $33.6 million for the six months ended June 30, 2024. The increase in cost of services was primarily the result of increases in incentive-based compensation of $0.9 million and compensation expense of $0.5 million, partially offset by a decrease in other miscellaneous expenses aggregating $0.1 million.
Selling, General and Administrative
Selling, general and administrative expenses for the Finance segment increased $1.0 million, or 4%, to $26.9 million for the six months ended June 30, 2025, compared with $25.9 million for the six months ended June 30, 2024 primarily as a result of increases in incentive-based compensation of $1.5 million and other miscellaneous expenses aggregating $0.2 million, partially offset by a decrease in severance of $0.7 million.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2025, our sources of liquidity consisted of cash on hand, working capital and amounts available under our Revolving Credit Facilities. Our principal ongoing sources of liquidity consist of cash generated by operations and borrowings under our Revolving Credit Facilities.

	June 30,	December 31,	June 30,
(Dollars in millions)	2025	2024	2024
Cash and cash equivalents	$119.1	$143.0	$60.9
Working capital	395.4	286.0	198.0
Amounts available under the Revolving Credit Facilities	410.9	397.9	346.5
Cash provided by operating activities for the six months ended	194.2		137.7
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

Approximately $48.7 million of available cash was held by our foreign subsidiaries at June 30, 2025. If funds held by our foreign subsidiaries were to be repatriated, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
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
As of June 30, 2025 and December 31, 2024, there were no borrowings on the Revolving Credit Facilities. We had related outstanding letters of credit in the aggregate amount of $42.7 million and $48.8 million at June 30, 2025 and December 31, 2024, respectively, which reduce the amount available for borrowings under the Revolving Credit Facilities. Our European operations have lines of credit aggregating $47.2 million (€40 million) of which $0.9 million was drawn at June 30, 2025.
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

Certain covenants contained within the Credit Agreement are critical to an investor’s understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow the lenders under the Credit Agreement to declare all amounts borrowed immediately due and payable. The Credit Agreement contains a financial covenant requiring compliance with a maximum Consolidated Senior Secured Net Leverage Ratio not to exceed 3.5 as of the last day of each fiscal quarter on which any loans under the Revolving Credit Facilities are outstanding. The Consolidated Senior Secured Net Leverage Ratio is calculated as Consolidated Total Debt (as defined in the Credit Agreement) divided by Consolidated EBITDA (as defined in the Credit Agreement) for the last four quarters. Consolidated Total Debt includes, among other things, term loan borrowings, revolving loans, finance lease liabilities and other obligations for borrowed money less Unrestricted Cash (as defined in the Credit Agreement). Consolidated EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude, among other things, (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock-based compensation expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (i) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (j) expenses incurred in connection with permitted acquisitions; (k) any impairment charges or write-offs of intangibles; and (l) any extraordinary, unusual or non-recurring charges, expenses or losses. Our Consolidated Senior Secured Net Leverage Ratio was negative at June 30, 2025.
In addition, the Credit Agreement (see Note 6, "Long-Term Debt" for additional information) contains certain limitations on our ability to pay dividends and other distributions, make certain acquisitions or investments, grant liens and sell assets, and contains certain limitations on our ability to incur indebtedness. The applicable covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement at June 30, 2025.
Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. The Company paid interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year. The senior notes were guaranteed by the Subsidiary Guarantors and as of June 1, 2023 became redeemable at par. The Company repaid the outstanding $210.0 million of senior notes upon maturity during the second quarter of 2025 with cash on hand.
Liquidity
At June 30, 2025, there were no borrowings on the Revolving Credit Facilities. At June 30, 2025, cash totaled $119.1 million and there was an additional $410.9 million available for borrowing under the Revolving Credit Facilities (net of $42.7 million in outstanding letters of credit). Funds held by our foreign subsidiaries could be repatriated, at which point state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
We believe our sources of liquidity from our cash and cash equivalents on hand, working capital, availability under our Revolving Credit Facilities and ongoing sources of liquidity from cash generated by operations and borrowings under our Revolving Credit Facilities are sufficient to meet our operating needs for the foreseeable future. In addition, we believe the previously mentioned sources of liquidity will be sufficient to fund our capital requirements and debt service payments for the foreseeable future. Changes in macroeconomic conditions could materially affect the Company's liquidity.
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2028. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at June 30, 2025.
We also have an agreement for the securitization of AFCI's receivables, which expires on January 31, 2028. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$375 million at June 30, 2025. In May 2025, AFCI entered into an Amendment No. 2 (the "Amendment No. 2") to the Receivables Purchase Agreement. The Amendment No. 2 increased AFCI's committed liquidity from C$300 million to C$375 million. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.

AFC managed total finance receivables of $2,347.4 million and $2,314.0 million at June 30, 2025 and December 31, 2024, respectively. AFC's allowance for losses was $19.0 million and $19.8 million at June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and December 31, 2024, $2,343.7 million and $2,335.1 million, respectively, of finance receivables (inclusive of accrued interest and fees) and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the $1,740.9 million and $1,679.1 million of gross obligations collateralized by finance receivables at June 30, 2025 and December 31, 2024, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. There were unamortized securitization issuance costs of approximately $16.1 million and $18.8 million at June 30, 2025 and December 31, 2024, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Agreement. At June 30, 2025, we were in compliance with the covenants in the securitization agreements.
EBITDA and Adjusted EBITDA
EBITDA and Adjusted EBITDA, as presented herein, are supplemental measures of our performance that are not required by, or presented in accordance with, generally accepted accounting principles in the United States, or GAAP. The presentation of these non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP.
EBITDA is defined as net income (loss), plus interest expense net of interest income, income tax provision (benefit), depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for the items of income and expense and expected incremental revenue and cost savings, as described above in the discussion of certain restrictive loan covenants under "Credit Facilities." Management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors about one of the principal measures of performance used by our creditors. In addition, management uses EBITDA and Adjusted EBITDA to evaluate our performance. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of the results as reported under GAAP. These non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies.
The following tables reconcile income (loss) from continuing operations to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30, 2025
(Dollars in millions)	Marketplace	Finance	Consolidated
Income from continuing operations	$8.6	$24.8	$33.4
Add back:
Income taxes	7.5	10.8	18.3
Finance interest expense	—	26.9	26.9
Interest expense, net of interest income	1.3	—	1.3
Depreciation and amortization	19.9	3.1	23.0
EBITDA	37.3	65.6	102.9
Non-cash stock-based compensation	3.4	1.0	4.4
Securitization interest	—	(24.4)	(24.4)
Loss on sale of property	7.0	—	7.0
Severance	2.3	0.1	2.4
Foreign currency (gains) losses	(5.5)	(0.1)	(5.6)
Total addbacks (deductions)	7.2	(23.4)	(16.2)
Adjusted EBITDA	$44.5	$42.2	$86.7

	Three Months Ended June 30, 2024
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(16.1)	$26.8	$10.7
Add back:
Income taxes	(1.2)	8.7	7.5
Finance interest expense	—	31.9	31.9
Interest expense, net of interest income	5.2	—	5.2
Depreciation and amortization	21.1	3.0	24.1
Intercompany interest	3.4	(3.4)	—
EBITDA	12.4	67.0	79.4
Non-cash stock-based compensation	3.6	0.1	3.7
Acquisition related costs	0.2	—	0.2
Securitization interest	—	(29.2)	(29.2)
Severance	5.4	0.6	6.0
Foreign currency losses (gains)	0.5	—	0.5
Professional fees related to business improvement efforts	0.6	0.1	0.7
Impact for newly enacted Canadian DST related to prior years	10.0	—	10.0
Other	—	0.1	0.1
Total addbacks (deductions)	20.3	(28.3)	(8.0)
Adjusted EBITDA	$32.7	$38.7	$71.4

	Six Months Ended June 30, 2025
(Dollars in millions)	Marketplace	Finance	Consolidated
Income from continuing operations	$15.9	$54.4	$70.3
Add back:
Income taxes	13.3	20.8	34.1
Finance interest expense	—	54.5	54.5
Interest expense, net of interest income	4.7	—	4.7
Depreciation and amortization	39.6	6.1	45.7
EBITDA	73.5	135.8	209.3
Non-cash stock-based compensation	4.9	1.5	6.4
Securitization interest	—	(49.5)	(49.5)
Loss on sale of property	7.0	—	7.0
Severance	4.3	0.1	4.4
Foreign currency (gains) losses	(8.8)	(0.1)	(8.9)
Other	0.7	0.1	0.8
Total addbacks (deductions)	8.1	(47.9)	(39.8)
Adjusted EBITDA	$81.6	$87.9	$169.5

	Six Months Ended June 30, 2024
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(29.0)	$58.2	$29.2
Add back:
Income taxes	(1.0)	19.2	18.2
Finance interest expense	—	64.5	64.5
Interest expense, net of interest income	11.9	—	11.9
Depreciation and amortization	42.7	5.7	48.4
Intercompany interest	13.3	(13.3)	—
EBITDA	37.9	134.3	172.2
Non-cash stock-based compensation	8.8	1.9	10.7
Acquisition related costs	0.5	—	0.5
Securitization interest	—	(59.1)	(59.1)
Severance	6.8	0.9	7.7
Foreign currency losses (gains)	2.5	—	2.5
Professional fees related to business improvement efforts	1.2	0.3	1.5
Impact for newly enacted Canadian DST related to prior years	10.0	—	10.0
Other	0.1	0.1	0.2
Total addbacks (deductions)	29.9	(55.9)	(26.0)
Adjusted EBITDA	$67.8	$78.4	$146.2

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025	June 30, 2025
Net income	$28.4	$52.3	$36.9	$33.4	$151.0
Less: Income from discontinued operations	—	—	—	—	—
Income from continuing operations	28.4	52.3	36.9	33.4	151.0
Add back:
Income taxes	13.1	16.7	15.8	18.3	63.9
Finance interest expense	30.7	28.3	27.6	26.9	113.5
Interest expense, net of interest income	4.2	4.1	3.4	1.3	13.0
Depreciation and amortization	23.8	23.0	22.7	23.0	92.5
EBITDA	100.2	124.4	106.4	102.9	433.9
Non-cash stock-based compensation	4.1	1.1	2.0	4.4	11.6
Acquisition related costs	—	0.1	—	—	0.1
Securitization interest	(27.9)	(25.7)	(25.1)	(24.4)	(103.1)
Loss on sale of property	—	—	—	7.0	7.0
Gain on sale of business	—	(31.6)	—	—	(31.6)
Severance	1.5	2.4	2.0	2.4	8.3
Foreign currency (gains) losses	(3.2)	6.5	(3.3)	(5.6)	(5.6)
(Gain) loss on investments	—	(0.4)	—	—	(0.4)
Impact for newly enacted Canadian DST related to prior years	—	(4.6)	—	—	(4.6)
Other	(0.2)	0.5	0.8	—	1.1
Total addbacks (deductions)	(25.7)	(51.7)	(23.6)	(16.2)	(117.2)
Adjusted EBITDA	$74.5	$72.7	$82.8	$86.7	$316.7

Summary of Cash Flows

	Six Months Ended June 30,
(Dollars in millions)	2025	2024
Net cash provided by (used by):
Operating activities - continuing operations	$194.2	$137.7
Operating activities - discontinued operations	—	(0.1)
Investing activities - continuing operations	(29.4)	5.9
Investing activities - discontinued operations	—	—
Financing activities - continuing operations	(218.9)	(166.5)
Financing activities - discontinued operations	—	—
Net change in cash balances of discontinued operations	—	—
Effect of exchange rate on cash	19.2	(7.3)
Net decrease in cash, cash equivalents and restricted cash	$(34.9)	$(30.3)
Cash flow from operating activities (continuing operations) Net cash provided by operating activities (continuing operations) was $194.2 million for the six months ended June 30, 2025, compared with $137.7 million for the six months ended June 30, 2024. Cash provided by continuing operations for the six months ended June 30, 2025 consisted primarily of cash earnings and an increase in accounts payable and accrued expenses, partially offset by an increase in trade receivables and other assets. Cash provided by continuing operations for the six months ended June 30, 2024 consisted primarily of cash earnings and an increase in accounts payable and accrued expenses, partially offset by an increase in trade receivables and other assets. The increase in operating cash flow was primarily attributable to increased profitability and changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for marketplace sales held near period-ends.
Changes in AFC’s accounts payable balance are presented in cash flows from operating activities while changes in AFC’s finance receivables are presented in cash flows from investing activities. Changes in these balances can cause variations in operating and investing cash flows.
Cash flow from investing activities (continuing operations) Net cash used by investing activities (continuing operations) was $29.4 million for the six months ended June 30, 2025, compared with net cash provided by investing activities of $5.9 million for the six months ended June 30, 2024. The cash used by investing activities for the six months ended June 30, 2025 was primarily from an increase in finance receivables held for investment and purchases of property and equipment, partially offset by proceeds from the sale of property. The cash provided by investing activities for the six months ended June 30, 2024 was primarily from a decrease in finance receivables held for investment, partially offset by purchases of property and equipment.
Cash flow from financing activities (continuing operations) Net cash used by financing activities (continuing operations) was $218.9 million for the six months ended June 30, 2025, compared with $166.5 million for the six months ended June 30, 2024. The cash used by financing activities for the six months ended June 30, 2025 was primarily due to payments on long-term debt, repayments on lines of credit and dividends paid on the Series A Preferred Stock, partially offset by a net increase in obligations collateralized by finance receivables. The cash used by financing activities for the six months ended June 30, 2024 was primarily due to repayments on lines of credit, a net decrease in obligations collateralized by finance receivables and dividends paid on the Series A Preferred Stock.
Cash flow from operating activities (discontinued operations) There were no operating activities (discontinued operations) for the six months ended June 30, 2025, compared with net cash used by operating activities of $0.1 million for the six months ended June 30, 2024.
Cash flow from investing activities (discontinued operations) There were no investing activities (discontinued operations) for the six months ended June 30, 2025 and 2024.
Cash flow from financing activities (discontinued operations) There were no financing activities (discontinued operations) for the six months ended June 30, 2025 and 2024.
Capital Expenditures
Capital expenditures for the six months ended June 30, 2025 and 2024 approximated $26.1 million and $25.9 million, respectively. Capital expenditures were funded from internally generated funds. We continue to invest in our core information technology capabilities and our service locations. Capital expenditures are expected to be approximately $50 million to $55 million for fiscal year 2025. Future capital expenditures could vary substantially based on capital project timing, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Dividends
The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends are payable in cash or in kind, or in any combination of both, at the option of the Company. For the six months ended June 30, 2025 and 2024, the holders of the Series A Preferred Stock received cash dividends aggregating $22.2 million each period. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.

Contractual Obligations
The Company's contractual cash obligations for long-term debt, interest payments related to long-term debt and operating leases are summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2024. Since December 31, 2024, the contractual obligations of the Company have changed as follows:
•The remaining $210.0 million principal amount of the senior notes were repaid.
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
Off-Balance Sheet Arrangements
As of June 30, 2025, we had no off-balance sheet arrangements pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a lesser extent, United Kingdom and Continental Europe subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound or euro. Foreign currency gains on intercompany loans were approximately $5.6 million and $8.9 million for the three and six months ended June 30, 2025, respectively, and foreign currency losses on intercompany loans were approximately $0.5 million and $2.5 million for the three and six months ended June 30, 2024, respectively. Canadian currency translation negatively affected net income by approximately $0.1 million and $0.8 million for the three and six months ended June 30, 2025, respectively. A 1% change in the month-end Canadian dollar exchange rate for the six months ended June 30, 2025 would have impacted foreign currency on intercompany loans by $1.3 million and net income by $0.9 million. A 1% change in the month-end euro exchange rate for the six months ended June 30, 2025 would have impacted foreign currency on intercompany loans by $0.6 million and net income by $0.4 million. A 1% change in the average Canadian dollar exchange rate for the three and six months ended June 30, 2025 would have impacted net income by approximately $0.2 million and $0.3 million, respectively. Currency exposure of our U.K. and European operations is not material to the results of operations.
Interest Rates
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We do not currently use interest rate contracts to manage our exposure to interest rate changes.
A sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (SOFR/CORRA) for the three and six months ended June 30, 2025 would have resulted in no significant increase in interest expense as there was minimal activity on the Revolving Credit Facilities in the first and second quarters of 2025.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities made by OPENLANE during the period covered by this report.
Issuer Purchases of Equity Securities
The following table provides information about purchases by OPENLANE, Inc. of its shares of common stock during the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
April 1 - April 30	—	$—	—	$250.0
May 1 - May 31	332,898	22.62	332,898	242.5
June 1 - June 30	80,290	22.74	80,290	240.6
Total	413,188	$22.64	413,188

(1)     In April 2025, the board of directors approved a new share repurchase authorization of up to $250 million of the Company’s outstanding common stock through December 31, 2026. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions.
Item 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the second quarter of 2025, none of the Company’s directors or executive officers adopted a Rule 10b5-1 trading plan, terminated or modified a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1		Securities and Asset Purchase Agreement, dated as of February 24, 2022, by and among OPENLANE, Inc., Carvana Group, LLC and Carvana Co. solely for purposes of Section 10.15 thereof as guarantor	8-K	001-34568	2.1	2/24/2022

3.1a		Amended and Restated Certificate of Incorporation of OPENLANE, Inc.	10-Q	001-34568	3.1	8/3/2016

3.1b		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OPENLANE, Inc.	8-K	001-34568	3.1	5/12/2023

3.2		Second Amended and Restated By-Laws of OPENLANE, Inc.	8-K	001-34568	3.1	11/4/2014

3.3		Certificate of Designations Designating the Series A Convertible Preferred Stock	8-K	001-34568	3.1	6/10/2020

4.1		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

4.2		Description of the Company's securities	10-K	001-34568	4.3	2/19/2020

10.1a		Credit Agreement, dated as of June 23, 2023, among the OPENLANE, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent	8-K	001-34568	10.1	6/26/2023

10.1b		First Amendment Agreement, dated as of January 19, 2024, by and among OPENLANE, Inc., ADESA Auctions Canada Corporation, certain other subsidiaries of OPENLANE, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-34568	10.1	1/22/2024

10.2a	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and Peter J. Kelly	10-Q	001-34568	10.9	5/7/2020

10.2b	*	Amendment No. 1 to Employment Agreement, dated March 1, 2021, between OPENLANE, Inc. and Peter J. Kelly	8-K	001-34568	10.2	3/2/2021

10.3	*	Employment Agreement, dated April 22, 2025 (effective May 27, 2025), between OPENLANE, Inc. and Bradley Herring	8-K	001-34568	10.1	4/22/2025

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4	*	Employment Agreement, dated October 26, 2021, between OPENLANE, Inc. and James Coyle	10-K	001-34568	10.6	2/23/2022

10.5	*	Employment Agreement, dated April 1, 2024, between OPENLANE, Inc. and William C. Mitchell	10-K	001-34568	10.6	2/20/2025

10.6	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and Charles S. Coleman	10-K	001-34568	10.7	2/20/2025

10.7	*	OPENLANE, Inc. Annual Incentive Program Summary of Terms 2024	10-K	001-34568	10.10	2/21/2024

10.8	*	OPENLANE, Inc. Annual Incentive Program Summary of Terms 2025	10-K	001-34568	10.9	2/20/2025

10.9a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.9b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.9c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.9d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.9e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.9f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.10a	+	Tenth Amended and Restated Receivables Purchase Agreement, dated September 28, 2022, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Fifth Third Bank, National Association, Chariot Funding LLC, PNC Bank, National Association, Thunder Bay Funding, LLC, Truist Bank, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Bank of Montreal	10-Q	001-34568	10.11	11/2/2022

10.10b	+	First Amendment and Joinder, dated September 27, 2024, to the Tenth Amended and Restated Receivables Purchase Agreement	10-Q	001-34568	10.12b	11/7/2024

10.11a	+	Receivables Purchase Agreement, dated March 1, 2023, between Automotive Finance Canada Inc., OPENLANE, Inc., Computershare Trust Company of Canada, the Agents Parties to the Loan Agreement and BMO Nesbitt Burns Inc.	10-Q	001-34568	10.14	5/3/2023

10.11b		Amendment No. 1 to the Receivables Purchase Agreement, dated September 27, 2024	10-Q	001-34568	10.13b	11/7/2024

10.11c		Amendment No. 2 to the Receivables Purchase Agreement, dated May 23, 2025					X

10.12		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.13a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.13b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13c	*	KAR Auction Services, Inc. Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 4, 2021	DEF 14A	001-34568	Annex I	4/23/2021

10.13d	*	OPENLANE, Inc. Second Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 7, 2024	DEF 14A	001-34568	Annex I	4/26/2024

10.14	*	KAR Auction Services, Inc. Amended and Restated Employee Stock Purchase Plan	10-Q	001-34568	10.27	8/5/2020

10.15a	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.15b	*	Amendment No. 1 to the KAR Auction Services, Inc. Directors Deferred Compensation Plan, dated as of June 28, 2019	10-Q	001-34568	10.28b	11/6/2019

10.16	*	Director Restricted Share Agreement	10-Q	001-34568	10.29	8/7/2019

10.17	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.18	*	Form of 2020 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/19/2020

10.19	*	Form of 2022 Restricted Stock Unit Award Agreement	10-K	001-34568	10.22	3/9/2023

10.20	*	Form of 2025 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.21	2/20/2025

10.21	*	Form of Non-Qualified Stock Option Award Agreement	10-K	001-34568	10.30	2/18/2021

10.22	*	Form of 2020, 2021 and 2022 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/19/2020

10.23	*	Form of 2022 Amended and Restated Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA)	10-Q	001-34568	10.25	11/2/2022

10.24	*	Form of 2023 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)	10-K	001-34568	10.27	3/9/2023

10.25	*	Form of 2024 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)	10-K	001-34568	10.28	2/21/2024

10.26	*	Form of 2025 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)	10-K	001-34568	10.27	2/20/2025

10.27		Investment Agreement, dated as of May 26, 2020, by and between OPENLANE, Inc. and Ignition Parent LP	8-K	001-34568	10.1	5/27/2020

10.28a		Investment Agreement, dated as of May 26, 2020, by and between OPENLANE, Inc. and Periphas Capital GP, LLC	8-K	001-34568	10.2	5/27/2020

10.28b		Assignment and Assumption Agreement, dated as of June 9, 2020, by and between Periphas Capital GP, LLC and Periphas Kanga Holdings, L.P.	10-K	001-34568	10.37b	2/18/2021

10.29		Registration Rights Agreement, dated as of June 10, 2020, by and among OPENLANE, Inc. and Ignition Parent LP	8-K	001-34568	10.1	6/10/2020

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.30	Registration Rights Agreement, dated as of June 29, 2020, by and between OPENLANE, Inc. and Periphas Kanga Holdings, LP	8-K	001-34568	10.1	6/29/2020

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from OPENLANE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024; (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024; (iii) the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (iv) the Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2025 and 2024; (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (vi) the Condensed Notes to Consolidated Financial Statements.					X

104	Cover page Interactive Data File, formatted in iXBRL (contained in Exhibit 101).					X
_______________________________________________________________________________

+	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the registrant if publicly disclosed.

^	Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Denotes management contract or compensation plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENLANE, Inc.
(Registrant)

Date:	August 6, 2025	/s/ BRADLEY HERRING
Bradley Herring Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)