Form 10-Q
period 2025-09-30
OPENLANE, Inc.
filed 2025-11-05
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of October 31, 2025, 106,263,187 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

OPENLANE, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
OPENLANE, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenues
Auction fees	$136.3	$113.2	$396.4	$331.8
Service revenue	144.2	148.1	426.6	445.4
Purchased vehicle sales	108.9	93.0	293.1	231.4
Finance revenue	109.0	105.5	324.1	324.9
Total operating revenues	498.4	459.8	1,440.2	1,333.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	270.2	252.0	766.2	711.8
Finance interest expense	28.1	30.7	82.6	95.2
Provision for credit losses	11.5	13.1	29.5	42.2
Selling, general and administrative	110.9	97.7	332.4	308.9
Depreciation and amortization	22.7	23.8	68.4	72.2
Loss on sale of property	—	—	7.0	—
Total operating expenses	443.4	417.3	1,286.1	1,230.3
Operating profit	55.0	42.5	154.1	103.2
Interest expense	1.1	4.6	8.2	17.2
Other income, net	(2.2)	(3.6)	(14.6)	(2.9)
Income from continuing operations before income taxes	56.1	41.5	160.5	88.9
Income taxes	8.2	13.1	42.3	31.3
Income from continuing operations	47.9	28.4	118.2	57.6
Income from discontinued operations, net of income taxes	—	—	—	—
Net income	$47.9	$28.4	$118.2	$57.6
Net income per share - basic
Income from continuing operations	$0.26	$0.12	$0.59	$0.17
Income from discontinued operations	—	—	—	—
Net income per share - basic	$0.26	$0.12	$0.59	$0.17
Net income per share - diluted
Income from continuing operations	$0.25	$0.12	$0.59	$0.17
Income from discontinued operations	—	—	—	—
Net income per share - diluted	$0.25	$0.12	$0.59	$0.17

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$47.9	$28.4	$118.2	$57.6
Other comprehensive (loss) income
Foreign currency translation (loss) gain	(8.4)	7.6	23.6	(5.7)
Comprehensive income	$39.5	$36.0	$141.8	$51.9

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$119.3	$143.0
Restricted cash	27.1	40.7
Trade receivables, net of allowances of $7.8 and $6.7	354.1	248.2
Finance receivables, net of allowances of $23.0 and $19.8	2,494.7	2,322.7
Other current assets	110.8	96.9
Total current assets	3,106.0	2,851.5
Other assets
Goodwill	1,241.7	1,222.9
Customer relationships, net of accumulated amortization of $453.8 and $437.4	106.5	117.7
Other intangible assets, net of accumulated amortization of $538.4 and $487.4	147.4	160.8
Operating lease right-of-use assets	60.3	67.1
Property and equipment, net of accumulated depreciation of $137.6 and $159.4	102.2	149.3
Other assets	52.5	53.0
Total other assets	1,710.6	1,770.8
Total assets	$4,816.6	$4,622.3

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	September 30, 2025	December 31, 2024
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities
Accounts payable	$690.7	$547.6
Accrued employee benefits and compensation expenses	46.5	36.5
Accrued interest	6.2	7.2
Other accrued expenses	91.7	80.8
Income taxes payable	9.7	10.6
Obligations collateralized by finance receivables	1,816.9	1,660.3
Current maturities of long-term debt	15.8	222.5
Total current liabilities	2,677.5	2,565.5
Non-current liabilities
Long-term debt	—	—
Deferred income tax liabilities	26.9	24.4
Operating lease liabilities	54.8	60.4
Other liabilities	18.3	16.8
Total non-current liabilities	100.0	101.6
Commitments and contingencies (Note 8)
Temporary equity
Series A convertible preferred stock	612.5	612.5
Stockholders' equity
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
September 30, 2025: 106,449,867
December 31, 2024: 106,849,134	1.1	1.1
Additional paid-in capital	696.3	720.9
Retained earnings	774.7	689.8
Accumulated other comprehensive loss	(45.5)	(69.1)
Total stockholders' equity	1,426.6	1,342.7
Total liabilities, temporary equity and stockholders' equity	$4,816.6	$4,622.3

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2025	107.2	$1.1	$713.7	$737.9	$(37.1)	$1,415.6
Net income				47.9		47.9
Other comprehensive loss					(8.4)	(8.4)
Issuance of common stock under stock plans	0.3		4.9			4.9
Stock-based compensation expense			4.1			4.1
Repurchase and retirement of common stock	(1.1)		(26.4)			(26.4)
Dividends on preferred stock				(11.1)		(11.1)
Balance at September 30, 2025	106.4	$1.1	$696.3	$774.7	$(45.5)	$1,426.6

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	106.8	$1.1	$720.9	$689.8	$(69.1)	$1,342.7
Net income				118.2		118.2
Other comprehensive income					23.6	23.6
Issuance of common stock under stock plans	1.4		7.8			7.8
Surrender of RSUs for taxes	(0.3)		(6.5)			(6.5)
Stock-based compensation expense			9.9			9.9
Repurchase and retirement of common stock	(1.5)		(35.8)			(35.8)
Dividends on preferred stock				(33.3)		(33.3)
Balance at September 30, 2025	106.4	$1.1	$696.3	$774.7	$(45.5)	$1,426.6

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

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$118.2	$57.6
Net income from discontinued operations	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68.4	72.2
Provision for credit losses	29.5	42.2
Deferred income taxes	4.0	(0.1)
Amortization of debt issuance costs	6.6	6.9
Stock-based compensation	9.9	13.9
Loss on sale of property	7.0	—
Other non-cash, net	0.3	(0.3)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(120.8)	(36.1)
Accounts payable and accrued expenses	143.3	103.8
Net cash provided by operating activities - continuing operations	266.4	260.1
Net cash used by operating activities - discontinued operations	—	(1.4)
Investing activities
Net (increase) decrease in finance receivables held for investment	(196.1)	50.4
Purchases of property, equipment and computer software	(40.7)	(39.0)
Investments in securities	(1.1)	(1.9)
Proceeds from the sale of property and equipment	42.4	0.9
Net cash (used by) provided by investing activities - continuing operations	(195.5)	10.4
Net cash provided by investing activities - discontinued operations	—	—
Financing activities
Net increase (decrease) in book overdrafts	13.1	(3.6)
Net repayments of lines of credit	(0.6)	(86.4)
Net increase (decrease) in obligations collateralized by finance receivables	145.8	(93.0)
Payments for debt issuance costs/amendments	(0.4)	(14.7)
Payments on long-term debt	(210.0)	—
Payments on finance leases	—	(0.9)
Issuance of common stock under stock plans	7.8	1.0
Tax withholding payments for vested RSUs	(6.5)	(3.4)
Repurchase and retirement of common stock	(35.8)	(30.0)
Dividends paid on Series A Preferred Stock	(33.3)	(33.3)
Net cash used by financing activities - continuing operations	(119.9)	(264.3)
Net cash provided by financing activities - discontinued operations	—	—
Net change in cash balances of discontinued operations	—	—
Effect of exchange rate changes on cash	11.7	(3.1)
Net (decrease) increase in cash, cash equivalents and restricted cash	(37.3)	1.7
Cash, cash equivalents and restricted cash at beginning of period	183.7	158.9
Cash, cash equivalents and restricted cash at end of period	$146.4	$160.6
Cash paid for interest	$85.6	$105.8
Cash paid for taxes, net of refunds - continuing operations	$29.6	$34.7
Cash paid for taxes, net of refunds - discontinued operations	$(1.5)	$(0.5)

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements
September 30, 2025 (Unaudited)

Note 1—Basis of Presentation and Nature of Operations
Defined Terms
Unless otherwise indicated or unless the context otherwise requires, the following terms used herein shall have the following meanings:
•"we," "us," "our," "OPENLANE" and "the Company" refer, collectively, to OPENLANE, Inc. (f/k/a KAR Auction Services, Inc.) and its subsidiaries, unless the context requires otherwise;
•"AFC" refers, collectively, to Automotive Finance Corporation and Automotive Finance Corporation's subsidiaries and other related entities;
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
•"Senior notes" refers to the 5.125% senior notes repaid in 2025 ($0 million and $210 million aggregate principal was outstanding at September 30, 2025 and December 31, 2024, respectively); and
•"Series A Preferred Stock" refers to the Series A Convertible Preferred Stock, par value $0.01 per share (634,305 shares of Series A Preferred Stock were outstanding at September 30, 2025 and December 31, 2024).
Business and Nature of Operations
OPENLANE connects the leading automotive manufacturers, dealers, rental companies, fleet operators, captive finance and lending institutions as buyers and sellers to create a leading digital marketplace for wholesale used vehicles. Our portfolio of integrated technology, data analytics, financing, logistics, reconditioning and other remarketing solutions, combined with our vehicle logistics centers in Canada, help advance our purpose: to make wholesale easy so our customers can be more successful. As of September 30, 2025, the Marketplace segment serves its customer base through digital marketplaces in North America and Europe and 14 vehicle logistics center locations in Canada.
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

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2025 (Unaudited)
AFC is a leading provider of floorplan financing primarily to independent used vehicle dealers ("independent vehicle dealers") and this financing is provided through approximately 90 locations (hybrid of physical locations and a digital servicing network) throughout the United States and Canada as of September 30, 2025. Floorplan financing supports independent vehicle dealers in North America who purchase vehicles at OPENLANE and other used vehicle and salvage auctions. In addition, AFC provides financing for dealer inventory purchased directly from wholesalers, other dealers and directly from consumers, as well as providing liquidity for customer trade-ins which can encompass settling lien holder payoffs. AFC also provides title services for their customers.
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
Interest Expense and Finance Interest Expense
Historically the Company has presented interest expense for both its Marketplace and Finance segments below operating profit. Beginning in the fourth quarter of 2024, the Company updated its consolidated statement of income presentation and its segment statement of income presentation (Note 10) to include finance interest expense as a separate line item within operating expenses. Interest expense related to the Marketplace segment (interest on corporate debt) continues to be shown as a separate line item below operating profit. This change increases operating expenses, thereby reducing operating profit, but has no impact on income from continuing operations. Finance interest expense of $30.7 million and $95.2 million for the three and nine months ended September 30, 2024, respectively, has been reclassified to conform to the new presentation.
Finance Revenue and Finance Provision for Credit Losses
Historically, finance revenue from the Finance segment has been presented net of the provision for credit losses. The Company is presenting the finance provision for credit losses as an operating expense, rather than as a reduction of the finance revenues. Management has evaluated the materiality of these adjustments to its prior period financial statements from a quantitative and qualitative perspective and has concluded that the revisions were not material to any prior annual or interim period. Beginning in the fourth quarter of 2024, the Company updated its consolidated statement of income presentation and its segment statement of income presentation (Note 10) to include the finance provision for credit losses as a separate line item within the operating expenses. This change increases finance revenue and operating expenses, but has no impact on operating profit or income from continuing operations. The finance provision for credit losses of $11.4 million and $37.0 million for the three and nine months ended September 30, 2024, respectively, has been reclassified to conform to the revised presentation.
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

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2025 (Unaudited)
changes could result in future impairments of goodwill, intangible assets and long-lived assets, incremental losses on finance receivables, additional allowances on accounts receivable and deferred tax assets and changes in litigation and other loss contingencies.
New Accounting Standards
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of internal-use software costs. The amendments are effective for fiscal years beginning after December 15, 2027, and for interim reporting periods within those annual periods. Early adoption is permitted and the amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date, retrospectively to any or all prior periods presented in the financial statements, or through a modified prospective transition approach which is based on the status of the project and whether software costs were capitalized before the date of adoption. The Company is currently evaluating the impact the adoption of ASU 2025-06 will have on the consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires that public business entities disclose additional information about specific expense categories to provide more detailed information to investors about the types of expenses in commonly presented expense captions. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted and the amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact the adoption of ASU 2024-03 will have on the consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional income tax disclosures on an annual basis, specifically related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. The amendments should be applied on a prospective basis and retrospective application to each period presented is permitted. The Company is currently evaluating the impact the adoption of ASU 2023-09 will have on the consolidated financial statement disclosures.
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
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
PRSUs	$2.1	$1.5	$4.2	$6.7
RSUs	2.0	1.7	8.0	6.8
Service options	—	0.2	—	0.5
Market options	—	0.4	(2.3)	(0.1)
Total stock-based compensation expense	$4.1	$3.8	$9.9	$13.9
PRSUs
In the first nine months of 2025, we granted a target amount of approximately 0.3 million PRSUs to certain executive officers of the Company. Three quarters of the PRSUs vest if and to the extent that the Company's cumulative Adjusted EBITDA ("Adjusted EBITDA PRSUs") attains certain specified goals over three years. The other one quarter of the PRSUs vest if and to the extent that the Company's total shareholder return over three years relative to that of companies within the S&P SmallCap

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2025 (Unaudited)
600 ("TSR PRSUs") exceeds certain levels. The weighted average grant date fair value of the Adjusted EBITDA PRSUs was $21.18 per share, which was determined using the closing price of the Company's common stock on the date of grant. The weighted average grant date fair value of the TSR PRSUs was $33.65 per share and was developed with a Monte Carlo simulation using a multivariate Geometric Brownian Motion.
RSUs
In the first nine months of 2025, approximately 0.7 million RSUs were granted to certain executive officers and management members of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The fair value of RSUs is the value of the Company's common stock at the date of grant and the weighted average grant date fair value of the RSUs was $21.06 per share.
Share Repurchase Programs
2025 Share Repurchase Program
In April 2025, the board of directors approved a new share repurchase authorization of up to $250 million of the Company’s outstanding common stock through December 31, 2026. This share repurchase program replaces the 2019 share repurchase program. At September 30, 2025, approximately $214.4 million of the Company's outstanding common stock remained available for repurchase under the 2025 share repurchase program. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. This program does not oblige the Company to repurchase any dollar amount or any number of shares under the authorization, and the program may be suspended, discontinued or modified at any time, for any reason and without notice. For the three and nine months ended September 30, 2025, we repurchased and retired 1,050,215 shares and 1,463,403 shares of common stock, respectively in the open market at a weighted average price of $25.02 per share and $24.35 per share, respectively under the 2025 share repurchase program.
2019 Share Repurchase Program
In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company's outstanding common stock, par value $0.01 per share. The 2019 share repurchase program was amended from time-to-time through subsequent approvals by the board of directors. The amendments served to increase the size of the 2019 share repurchase program and extend its maturity date. Repurchases were made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases was subject to market and other conditions. For the three months ended March 31, 2025, we repurchased and retired 2,900 shares of common stock in the open market at a weighted average price of $19.98 per share under the 2019 share repurchase program. For the three and nine months ended September 30, 2024, we repurchased and retired 1,778,470 shares of common stock in the open market at a weighted average price of $16.85 per share under the 2019 share repurchase program.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2025 (Unaudited)
Note 3—Income from Continuing Operations Per Share
The following table sets forth the computation of income from continuing operations per share (in millions except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income from continuing operations	$47.9	$28.4	$118.2	$57.6
Series A Preferred Stock dividends	(11.1)	(11.1)	(33.3)	(33.3)
Income from continuing operations attributable to participating securities	(9.2)	(4.3)	(21.2)	(6.0)
Income from continuing operations attributable to common stockholders	$27.6	$13.0	$63.7	$18.3
Weighted average common shares outstanding	106.7	108.2	107.1	108.4
Effect of dilutive stock options and restricted stock awards	1.6	0.8	1.4	0.8
Weighted average common shares outstanding and potential common shares	108.3	109.0	108.5	109.2
Income from continuing operations per share
Basic	$0.26	$0.12	$0.59	$0.17
Diluted	$0.25	$0.12	$0.59	$0.17
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
The effect of stock options and restricted stock on income from continuing operations per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on income from continuing operations per diluted share, unexercisable market options and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No service options were excluded from the calculation of diluted income from continuing operations per share for the three and nine months ended September 30, 2025, and approximately 0.4 million service options were excluded from the calculation of diluted income from continuing operations per share for the three and nine months ended September 30, 2024. Approximately 1.3 million market options were excluded from the calculation of diluted income from continuing operations per share for the three and nine months ended September 30, 2025, and approximately 3.4 million market options were excluded from the calculation of diluted income from continuing operations per share for the three and nine months ended September 30, 2024. In addition, approximately 1.1 million PRSUs were excluded from the calculation of diluted income from continuing operations per share for the three and nine months ended September 30, 2025, and approximately 1.3 million PRSUs were excluded from the calculation of diluted income from continuing operations per share for the three and nine months ended September 30, 2024. Total options outstanding at September 30, 2025 and 2024 were 3.0 million and 4.3 million, respectively.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2025 (Unaudited)
Note 4—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2028. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at September 30, 2025.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables, which expires on January 31, 2028. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$375 million on September 30, 2025. In May 2025, AFCI entered into an Amendment No. 2 (the "Amendment No. 2") to the Receivables Purchase Agreement. The Amendment No. 2 increased AFCI's committed liquidity from C$300 million to C$375 million. We capitalized approximately $0.3 million of costs in connection with the Amendment No. 2. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit loss charge-offs less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	September 30, 2025		Net Credit Losses Three Months Ended September 30, 2025	Net Credit Losses Nine Months Ended September 30, 2025
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,489.0	$8.0	$5.5	$21.1
Other loans	0.3	0.3	—	3.0
Total receivables managed	$2,489.3	$8.3	$5.5	$24.1
Accrued interest and fees	28.4
Allowance for credit losses	(23.0)
Finance receivables, net	$2,494.7

	December 31, 2024		Net Credit Losses Three Months Ended September 30, 2024	Net Credit Losses Nine Months Ended September 30, 2024
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,310.5	$14.5	$11.4	$40.9
Other loans	3.5	3.5	—	—
Total receivables managed	$2,314.0	$18.0	$11.4	$40.9
Accrued interest and fees	28.5
Allowance for credit losses	(19.8)
Finance receivables, net	$2,322.7

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2025 (Unaudited)
The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	September 30, 2025	September 30, 2024
Allowance for Credit Losses
Balance at December 31	$19.8	$23.0
Provision for credit losses	27.2	37.0
Recoveries	6.0	5.3
Less charge-offs	(30.1)	(46.2)
Other	0.1	(0.1)
Balance at end of period	$23.0	$19.0
As of September 30, 2025 and December 31, 2024, $2,511.8 million and $2,335.1 million, respectively, of finance receivables (inclusive of accrued interest and fees) and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. Obligations collateralized by finance receivables consisted of the following:

	September 30, 2025	December 31, 2024
Obligations collateralized by finance receivables, gross	$1,831.4	$1,679.1
Unamortized securitization issuance costs	(14.5)	(18.8)
Obligations collateralized by finance receivables	$1,816.9	$1,660.3
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Agreement. At September 30, 2025, we were in compliance with the covenants in the securitization agreements.
Note 5—Goodwill and Other Intangible Assets
Goodwill consisted of the following (in millions):

	Marketplace	Finance	Total
Balance at December 31, 2024 (1)(2)	$982.0	$240.9	$1,222.9
Foreign currency	18.8	—	18.8
Balance at September 30, 2025 (1)(2)	$1,000.8	$240.9	$1,241.7
(1) Marketplace amounts are net of accumulated goodwill impairment charges of $250.8 million at September 30, 2025 and December 31, 2024.
(2) Finance amounts are net of accumulated goodwill impairment charges of $161.5 million at September 30, 2025 and December 31, 2024.
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

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2025 (Unaudited)
As disclosed in prior periods, the deferred tax benefits of $52.5 million and $6.5 million associated with the goodwill and tradename impairments in the second quarter of 2023, respectively, resulted in the U.S. being in a net deferred tax asset position. Due to the three-year cumulative loss related to U.S. operations, we recorded a $34.6 million and $35.8 million valuation allowance against the U.S. net deferred tax asset at September 30, 2025 and December 31, 2024, respectively.
Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate*		Maturity	September 30, 2025	December 31, 2024
Revolving Credit Facility	Adjusted Term SOFR	+ 2.25%	June 23, 2028	$—	$—
Canadian Revolving Credit Facility	Adjusted Term CORRA	+ 2.50%	June 23, 2028	—	—
Senior notes		5.125%	June 1, 2025	—	210.0
European lines of credit	Euribor	+ 1.25%	Repayable upon demand	23.8	20.7
Total debt				$23.8	$230.7
*The interest rates presented in the table above represent the rates in place at September 30, 2025. The weighted average interest rate on our short-term borrowings outstanding was 3.27% and 4.30% at September 30, 2025 and December 31, 2024, respectively.
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
The obligations of the Company under the Revolving Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) first priority security interests in substantially all other assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum Consolidated Senior Secured Net Leverage Ratio, not to exceed 3.5 as of the last day of each fiscal quarter on which any loans under the Revolving Credit Facilities are outstanding. We were in compliance with the applicable covenants in the Credit Agreement at September 30, 2025.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2025 (Unaudited)
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
Debt issuance costs are presented as a direct reduction from the amount of the related debt liability, to the extent applicable, to arrive at the carrying amount. Unamortized debt issuance costs were $8.0 million and $8.2 million at September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, there were no borrowings on the Revolving Credit Facilities. In addition, we had related outstanding letters of credit in the aggregate amount of $42.6 million and $48.8 million at September 30, 2025 and December 31, 2024, respectively, which reduce the amount available for borrowings under the Revolving Credit Facilities. As of September 30, 2025 there was an additional $408.1 million available for borrowing under the Revolving Credit Facilities. When drawn upon, the Revolving Credit Facilities are classified as current debt based on the Company’s past practice of using the Revolving Credit Facilities for short term borrowings. However, the terms of the Revolving Credit Facilities do not require repayment until June 23, 2028.
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
European Lines of Credit
OPENLANE Europe has lines of credit aggregating $46.9 million (€40 million). The lines of credit had an aggregate $23.8 million and $20.7 million of borrowings outstanding at September 30, 2025 and December 31, 2024, respectively. The lines of credit are secured by certain inventory and receivables at OPENLANE Europe subsidiaries.
Fair Value of Debt
As of September 30, 2025 and December 31, 2024, the estimated fair value of our long-term debt amounted to $23.8 million and $229.1 million, respectively. The estimates of fair value were based on broker-dealer quotes (Level 2 inputs) for our debt as of September 30, 2025 and December 31, 2024. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2025 (Unaudited)
Note 7—Other Income, Net
Other income, net consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign currency (gains) losses	$(1.6)	$(3.2)	$(10.5)	$(0.7)
Other	(0.6)	(0.4)	(4.1)	(2.2)
Other income, net	$(2.2)	$(3.6)	$(14.6)	$(2.9)
Fair Value Measurement of Investments
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As of September 30, 2025, the Company had no investment securities measured at fair value (based on quoted market prices for identical assets or Level 1 of the fair value hierarchy). Other investments held of $29.5 million do not have readily determinable fair values and the Company has elected to apply the measurement alternative to these investments and present them at cost. Investments are reported in "Other assets" in the accompanying consolidated balance sheets. Realized and unrealized gains and losses are reported in "Other income, net" in the consolidated statements of income.
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
Note 9—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Foreign currency translation loss	$(45.5)	$(69.1)
Accumulated other comprehensive loss	$(45.5)	$(69.1)

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2025 (Unaudited)
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
Financial information regarding our reportable segments is set forth below for the three months ended September 30, 2025 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$389.4	$109.0	$498.4
Operating expenses
Cost of services (exclusive of depreciation and amortization)	252.1	18.1	270.2
Finance interest expense	—	28.1	28.1
Provision for credit losses	1.8	9.7	11.5
Selling, general and administrative	97.6	13.3	110.9
Depreciation and amortization	19.7	3.0	22.7
Total operating expenses			443.4
Operating profit	18.2	36.8	55.0
Interest expense			1.1
Other income, net			(2.2)
Income from continuing operations before income taxes			56.1
Income taxes			8.2
Income from continuing operations			$47.9

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2025 (Unaudited)
Financial information regarding our reportable segments is set forth below for the three months ended September 30, 2024 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$354.3	$105.5	$459.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	235.2	16.8	252.0
Finance interest expense	—	30.7	30.7
Provision for credit losses	1.7	11.4	13.1
Selling, general and administrative	86.0	11.7	97.7
Depreciation and amortization	20.6	3.2	23.8
Total operating expenses			417.3
Operating profit	10.8	31.7	42.5
Interest expense			4.6
Other income, net			(3.6)
Income from continuing operations before income taxes			41.5
Income taxes			13.1
Income from continuing operations			$28.4
Financial information regarding our reportable segments is set forth below as of and for the nine months ended September 30, 2025 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$1,116.1	$324.1	$1,440.2
Operating expenses
Cost of services (exclusive of depreciation and amortization)	713.2	53.0	766.2
Finance interest expense	—	82.6	82.6
Provision for credit losses	2.3	27.2	29.5
Selling, general and administrative	292.2	40.2	332.4
Depreciation and amortization	59.3	9.1	68.4
Loss on sale of property	7.0	—	7.0
Total operating expenses			1,286.1
Operating profit	42.1	112.0	154.1
Interest expense			8.2
Other income, net			(14.6)
Income from continuing operations before income taxes			160.5
Income taxes			42.3
Income from continuing operations			$118.2
Total assets	$1,984.9	$2,831.7	$4,816.6
Capital expenditures	$37.7	$3.0	$40.7

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2025 (Unaudited)
Financial information regarding our reportable segments is set forth below as of and for the nine months ended September 30, 2024 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$1,008.6	$324.9	$1,333.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	661.4	50.4	711.8
Finance interest expense	—	95.2	95.2
Provision for credit losses	5.2	37.0	42.2
Selling, general and administrative	271.3	37.6	308.9
Depreciation and amortization	63.3	8.9	72.2
Total operating expenses			1,230.3
Operating profit	7.4	95.8	103.2
Interest expense			17.2
Other income, net			(2.9)
Income from continuing operations before income taxes			88.9
Income taxes			31.3
Income from continuing operations			$57.6
Total assets	$2,076.8	$2,549.0	$4,625.8
Capital expenditures	$35.7	$3.3	$39.0
Geographic Information
Our foreign operations include Canada, Continental Europe and the U.K. Approximately 52% and 53% of our foreign operating revenues were from Canada for the three and nine months ended September 30, 2025, respectively, and approximately 51% and 53% of our foreign operating revenues were from Canada for the three and nine months ended September 30, 2024, respectively. Most of the remaining foreign operating revenues were generated from Continental Europe. Information regarding the geographic areas of our operations is set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenues
U.S.	$280.4	$263.3	$823.3	$792.8
Foreign	218.0	196.5	616.9	540.7
	$498.4	$459.8	$1,440.2	$1,333.5

	September 30, 2025	December 31, 2024
Long-lived assets
U.S.	$974.5	$1,006.1
Foreign	736.1	764.8
	$1,710.6	$1,770.9

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
September 30, 2025 (Unaudited)
Note 11—Subsequent Events
Second Amendment to the Credit Agreement
On October 8, 2025, the Company entered into a Second Amendment Agreement (the "Second Amendment") to the Credit Agreement that provides for, among other things, incremental term loans in an aggregate principal amount equal to $550.0 million (the "2025 Incremental Term Loans"). The proceeds of the 2025 Incremental Term Loans were used to finance the repurchases of Series A Preferred Stock (see further discussion below) and to pay fees and expenses incurred in connection with the establishment of the 2025 Incremental Term Loans. The 2025 Incremental Term Loans are due in October 2032.
The 2025 Incremental Term Loans will bear interest, at the Company's election, at a rate equal to (i) in the case of any Term Benchmark Loans and RFR Loans (each as defined in the Credit Agreement), the Adjusted Term SOFR Rate plus a margin of 2.50% and (ii) in the case of any Base Rate Loans (as defined in the Credit Agreement), the Base Rate plus a margin of 1.50%. The obligations of the Company under the 2025 Incremental Term Loans are guaranteed by certain of the Company’s domestic subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, subject to certain exceptions.
Repurchase of Series A Convertible Preferred Stock
In September 2025, the Company entered into preferred stock repurchase agreements with Ignition Acquisition Holdings LP and Periphas Kanga Holdings, LP to repurchase 288,322 shares and 45,706 shares, respectively, of the Company's Series A Preferred Stock for aggregate consideration of $558.9 million (the "Repurchases"). The Repurchases closed on October 8, 2025. The repurchased shares of Series A Preferred Stock have been cancelled.

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
Automotive Industry and Economic Impacts on our Business
We are dependent on the supply of used vehicles in the wholesale market, and our financial performance depends, in part, on conditions in the automotive industry. In recent years, the automotive industry has experienced unprecedented market conditions, including global automotive production challenges. These conditions have resulted in significant fluctuations in used vehicle values and declines in vehicle volumes in the wholesale market. More recently, new vehicle supply has begun to recover, and this has resulted in wholesale vehicle supply also starting to increase. However, macroeconomic and geopolitical factors, including inflationary pressures, interest rates, volatility of oil and natural gas prices and declining consumer confidence continue to impact the affordability and demand for new and used vehicles. Further, the continuously evolving tariff and trade environment has become a source of uncertainty in the automotive industry. Due to their evolving nature, we cannot predict whether or for how long certain trends will continue, nor to what degree these trends will impact us in the future.
Overview
OPENLANE connects the leading automotive manufacturers, dealers, rental companies, fleet operators, captive finance and lending institutions as buyers and sellers to create a leading digital marketplace for wholesale used vehicles. Our business is divided into two reportable business segments, each of which is an integral part of the wholesale used vehicle remarketing industry: Marketplace and Finance.
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
Industry Trends
Wholesale Used Vehicle Industry
We believe the U.S. and Canadian wholesale used vehicle industry has a total addressable market of approximately 15 million vehicles, which can fluctuate depending on seasonality and a variety of other macro-economic and industry factors. This wholesale used vehicle industry consists of the commercial market (commercial sellers that sell to franchise and independent dealers) and the dealer-to-dealer market (franchise and independent dealers that both buy and sell vehicles). The Company supports commercial sellers in North America with our technology and we believe digital applications may provide an opportunity to expand the total addressable market for dealer-to-dealer transactions. The supply chain issues and market conditions facing the automotive industry in recent years, including the disruption of new vehicle production, low new vehicle supply and historically high used vehicle pricing have had a material impact on the wholesale used vehicle industry. More recently, new vehicle supply has begun to recover, and this has resulted in wholesale vehicle supply also starting to increase. New lease originations have remained healthy for the last several quarters. As these leases begin maturing in 2026 and beyond, we expect a higher volume of off-lease vehicles available to the wholesale used vehicle industry, with much of that volume flowing through OPENLANE first as we support the majority of commercial sellers with off-lease vehicle inventory in North America. However, recent tariffs and related trade disputes could impact the number of off-lease vehicles that are available to the wholesale used vehicle industry.
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
Our operating expenses consist of cost of services, finance interest expense, provision for credit losses, selling, general and administrative and depreciation and amortization. Finance interest expense includes the cost of funds on our securitization borrowings and the amortization of debt issue costs on the securitization facilities. Cost of services is composed of payroll and related costs, subcontract services, the cost of vehicles purchased, supplies, insurance, property taxes, utilities, maintenance and lease expense related to the vehicle logistics centers and AFC branch locations. Selling, general and administrative expenses are comprised of payroll and related costs, sales and marketing, information technology services and professional fees.

Results of Operations
Overview of Results of OPENLANE, Inc. for the Three Months Ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(Dollars in millions except per share amounts)	2025	2024
Revenues
Auction fees	$136.3	$113.2
Service revenue	144.2	148.1
Purchased vehicle sales	108.9	93.0
Finance revenue	109.0	105.5
Total operating revenues	498.4	459.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	270.2	252.0
Finance interest expense	28.1	30.7
Provision for credit losses	11.5	13.1
Selling, general and administrative	110.9	97.7
Depreciation and amortization	22.7	23.8
Total operating expenses	443.4	417.3
Operating profit	55.0	42.5
Interest expense	1.1	4.6
Other income, net	(2.2)	(3.6)
Income from continuing operations before income taxes	56.1	41.5
Income taxes	8.2	13.1
Income from continuing operations	47.9	28.4
Income from discontinued operations, net of income taxes	—	—
Net income	$47.9	$28.4
Income from continuing operations per share
Basic	$0.26	$0.12
Diluted	$0.25	$0.12
Overview
For the three months ended September 30, 2025, we had revenue of $498.4 million compared with revenue of $459.8 million for the three months ended September 30, 2024, an increase of 8%. For a further discussion of our operating results, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $1.1 million, or 5%, to $22.7 million for the three months ended September 30, 2025, compared with $23.8 million for the three months ended September 30, 2024. The decrease in depreciation and amortization was primarily the result of assets that have become fully amortized and depreciated.
Interest Expense
Interest expense decreased $3.5 million, or 76%, to $1.1 million for the three months ended September 30, 2025, compared with $4.6 million for the three months ended September 30, 2024. The decrease in interest expense was primarily the result of the repayment of the senior notes in the second quarter of 2025 and a decrease in the borrowings on lines of credit.

Other Income, Net
For the three months ended September 30, 2025, we had other income of $2.2 million compared with $3.6 million for the three months ended September 30, 2024. The decrease in other income was primarily attributable to foreign currency gains on intercompany balances of $1.6 million for the three months ended September 30, 2025, compared with foreign currency gains on intercompany balances of $3.2 million for the three months ended September 30, 2024. The decrease in foreign currency gains on intercompany balances was partially offset by a net increase in other miscellaneous income aggregating $0.2 million.
Income Taxes
We had an effective tax rate of 14.6% for the three months ended September 30, 2025, compared with an effective tax rate of 31.6% for the three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2025 was favorably impacted by a decrease in the valuation allowance related to 2025 current year movement of the adjusted U.S. net deferred tax asset primarily attributable to the application of new tax legislation, the One Big Beautiful Bill Act. The effective tax rate for the three months ended September 30, 2024 was unfavorably impacted by an increase in the valuation allowance related to 2024 current year movement of the adjusted U.S. net deferred tax asset.
We recorded a $34.6 million and $35.8 million valuation allowance against the U.S. net deferred tax asset at September 30, 2025 and December 31, 2024, respectively. The realization of the net deferred tax assets is dependent on our ability to generate sufficient future taxable income to utilize these assets. Depending on our current and anticipated future earnings, we may release a significant portion of our valuation allowance in a future period if there is sufficient positive evidence which would result in a corresponding decrease to income tax expense in such period. The actual timing and amount of the valuation allowance to be released is uncertain.
Additionally, the Organization for Economic Cooperation and Development has published a proposal to establish a new global minimum corporate tax rate of 15%, commonly referred to as Pillar Two. While the U.S. has not adopted the Pillar Two framework into law, numerous countries in which we operate have enacted tax legislation based on the Pillar Two framework with certain components of the minimum tax rules effective beginning in 2024 and further rules becoming effective beginning in 2025 and subsequent years. On June 26, 2025, the U.S. Treasury Department announced an agreement with the G7 that would exclude U.S. parented groups from some taxes imposed by Pillar Two. This agreement allows for the U.S. international tax rules and Pillar Two to operate in parallel. These rules, as well as potential changes due to the agreement, are not expected to materially impact the Company's consolidated financial statements. The Company will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.
On July 4, 2025, the United States enacted budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act ("OBBBA"). The Act includes a broad range of tax reform provisions, including extending and modifying various provisions of the Tax Cuts and Jobs Act and expanding certain incentives in the Inflation Reduction Act while accelerating the phase-out of other incentives. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions effective in 2026 and subsequent years. OBBBA provisions include the restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts. OBBBA’s changes to the deductibility of domestic research and experimental expenditures decreased our deferred tax asset position and related valuation allowance in the third quarter of 2025, as a change in tax law is accounted for in the period of enactment.
Impact of Foreign Currency
For the three months ended September 30, 2025 compared with the three months ended September 30, 2024, the change in the euro exchange rate increased revenue by $6.2 million, operating profit by $0.5 million and net income by $0.3 million. For the three months ended September 30, 2025 compared with the three months ended September 30, 2024, the change in the Canadian dollar exchange rate decreased revenue by $1.1 million, operating profit by $0.3 million and net income by $0.2 million.

Marketplace Results

	Three Months Ended September 30,
(Dollars in millions, except GMV)	2025	2024
Auction fees	$136.3	$113.2
Service revenue	144.2	148.1
Purchased vehicle sales	108.9	93.0
Total Marketplace revenue	389.4	354.3
Cost of services*	270.0	253.8
Gross profit	119.4	100.5
Provision for credit losses	1.8	1.7
Selling, general and administrative	97.6	86.0
Depreciation and amortization	1.8	2.0
Operating profit	$18.2	$10.8
Commercial vehicles sold	185,000	195,000
Dealer consignment vehicles sold	187,000	164,000
Total vehicles sold	372,000	359,000
Gross merchandise value ("GMV") (in billions)	$7.3	$6.7
* Includes depreciation and amortization
Total Marketplace Revenue
Revenue from the Marketplace segment increased $35.1 million, or 10%, to $389.4 million for the three months ended September 30, 2025, compared with $354.3 million for the three months ended September 30, 2024. The increase in revenue was partially attributable to the 14% increase in the number of dealer consignment vehicles sold. For the three months ended September 30, 2025, there was an increase in auction fees and an increase in purchased vehicle sales, partially offset by a decrease in service revenue (discussed below). The change in revenue included the impact of a net increase in revenue of $5.3 million due to fluctuations in the euro and Canadian dollar exchange rates.
The 4% increase in the number of vehicles sold was comprised of a 14% increase in dealer consignment volumes and a 5% decrease in commercial volumes. The GMV of vehicles sold for the three months ended September 30, 2025 and 2024 was approximately $7.3 billion and $6.7 billion, respectively.
Auction Fees
Auction fees increased $23.1 million, or 20%, to $136.3 million for the three months ended September 30, 2025, compared with $113.2 million for the three months ended September 30, 2024. Auction fees per vehicle sold for the three months ended September 30, 2025 increased $51, or 16%, to $366, compared with $315 for the three months ended September 30, 2024. The increase in auction fees per vehicle sold reflects the mix of vehicles sold in the third quarter of 2025 and the impact of price increases.
Service Revenue
Service revenue decreased $3.9 million, or 3%, to $144.2 million for the three months ended September 30, 2025, compared with $148.1 million for the three months ended September 30, 2024, primarily as a result of a decrease in revenue of $9.8 million as a result of the sale of our automotive key business in 2024, and decreases in inspection revenue of $1.6 million and other miscellaneous service revenues aggregating approximately $0.4 million, partially offset by increases in transportation revenue of $6.2 million and reconditioning revenue of $1.7 million.

Purchased Vehicle Sales
The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold, which represent approximately 2% of total vehicles sold. Purchased vehicle sales increased $15.9 million, or 17%, to $108.9 million for the three months ended September 30, 2025, compared with $93.0 million for the three months ended September 30, 2024, primarily as a result of an increase in the average selling price of purchased vehicles sold in Europe and an increase in the number of purchased vehicles sold in the U.S. marketplace, partially offset by a decrease in the number of purchased vehicles sold in Europe.
Gross Profit
For the three months ended September 30, 2025, gross profit from the Marketplace segment increased $18.9 million, or 19%, to $119.4 million, compared with $100.5 million for the three months ended September 30, 2024. Gross profit improvements were driven by a $12.9 million increase from pricing, a $4.0 million increase resulting from a higher mix of dealer consignment vehicles, a $3.4 million net increase in auction and service volumes and a $0.7 million benefit from lower depreciation and amortization. These improvements were partially offset by a decrease in other miscellaneous items aggregating $2.1 million.
Gross profit from the Marketplace segment was 30.7% of revenue for the three months ended September 30, 2025, compared with 28.4% of revenue for the three months ended September 30, 2024. Gross profit as a percentage of revenue increased for the three months ended September 30, 2025 as compared with the three months ended September 30, 2024, primarily due to increased prices and increased volumes, partially offset by an increase in purchased vehicle sales.
On June 28, 2024, Canada enacted a new 3% Digital Services Tax (“Canadian DST”) on certain online revenues, including online marketplace service revenues, of companies with consolidated revenues of at least €750 million. On June 29, 2025, the Canadian government announced that it plans to rescind the Canadian DST as part of trade negotiations with the United States. The Company continues to record Canadian DST expense until the Canadian DST is officially rescinded by an act of Parliament. The Company recorded $1.4 million of Canadian DST in the third quarter of 2025, compared with $1.2 million in the third quarter of 2024. In total, the Company recorded Canadian DST related to the periods 2022 through 2024 of $10.2 million in 2024. The Company will reverse these expenses in the period the Canadian DST is officially rescinded.
Provision for Credit Losses
Provision for credit losses from the Marketplace segment increased $0.1 million, or 6%, to $1.8 million for the three months ended September 30, 2025, compared with $1.7 million for the three months ended September 30, 2024.
Selling, General and Administrative
Selling, general and administrative expenses from the Marketplace segment increased $11.6 million, or 13%, to $97.6 million for the three months ended September 30, 2025, compared with $86.0 million for the three months ended September 30, 2024, primarily as a result of increases in incentive-based compensation of $5.5 million, sales-related expenses of $2.6 million, compensation expense of $2.0 million, severance of $0.9 million, travel expenses of $0.6 million and other miscellaneous expenses aggregating $0.7 million, partially offset by $0.7 million related to costs incurred by the Company's automotive key business prior to its sale in the fourth quarter of 2024.

Finance Results

	As of and for the
	Three Months Ended September 30,
(Dollars in millions)	2025	2024
Finance revenue
Interest revenue	$57.9	$56.1
Fee and other revenue	51.1	49.4
Total Finance revenue	109.0	105.5
Finance interest expense	28.1	30.7
Net Finance margin	80.9	74.8
Finance provision for credit losses	9.7	11.4
Cost of services (exclusive of depreciation and amortization)	18.1	16.8
Selling, general and administrative	13.3	11.7
Depreciation and amortization	3.0	3.2
Operating profit	$36.8	$31.7
Portfolio Performance Information
Floorplans originated	265,000	250,000
Floorplans curtailed*	160,000	153,000
Total loan transaction units	425,000	403,000
Total receivables managed	$2,489.3	$2,184.5
Average receivables managed**	$2,389.2	$2,157.6
Allowance for credit losses	$23.0	$19.0
Allowance for credit losses as a percentage of total receivables managed	0.9%	0.9%
Annualized finance provision for credit losses as a percentage of average receivables managed	1.6%	2.1%
Receivables delinquent as a percentage of total receivables managed	0.3%	0.9%
* Floorplans curtailed represent existing loans that customers opt to extend beyond the initial term upon the customer making a partial principal payment and payment of accrued interest and fees.
** Average receivables managed is calculated based on the daily ending balance of total receivables managed.

Yields (Annualized)	Three Months Ended September 30,
% of Average Receivables Managed	2025	2024
Finance revenue yield
Interest revenue	9.6%	10.3%
Fee and other revenue	8.5%	9.1%
Total Finance revenue yield	18.1%	19.4%
Finance interest expense	4.7%	5.7%
Net finance margin	13.4%	13.7%
Revenue
For the three months ended September 30, 2025, the Finance segment revenue increased $3.5 million, or 3%, to $109.0 million, compared with $105.5 million for the three months ended September 30, 2024. The increase in revenue was primarily the result of a 5% increase in loan transaction units (vehicle finance transactions) and an increase in loan values, partially offset by decreases in interest yields driven by a decrease in prime rates.

Finance Interest Expense
For the three months ended September 30, 2025, finance interest expense decreased $2.6 million, or 8%, to $28.1 million, compared with $30.7 million for the three months ended September 30, 2024. The decrease in finance interest expense was attributable to an approximately 1.5% decrease in the average interest rate on the securitization obligations, partially offset by an increase in the average balance on the AFC securitization obligations.
Net Finance Margin (Annualized)
For the three months ended September 30, 2025 and 2024, the net Finance margin percent was approximately 13.4% and 13.7%, respectively. The net interest yield was approximately 4.9% and 4.6% for the three months ended September 30, 2025 and 2024, respectively. The decrease in the net Finance margin percent was primarily attributable to a decrease in fee and other fee yield driven by increasing loan values, partially offset by higher net interest yields.
Finance Provision for Credit Losses
For the three months ended September 30, 2025, the finance provision for credit losses decreased $1.7 million, or 15%, to $9.7 million, compared with $11.4 million for the three months ended September 30, 2024. The provision for credit losses decreased to 1.6% of the average receivables managed for the three months ended September 30, 2025 from 2.1% for the three months ended September 30, 2024. The provision for credit losses is expected to be approximately 2% or under, on a long-term basis, of the average receivables managed balance. However, the actual losses in any particular quarter or year could deviate from this range.
Cost of Services
For the three months ended September 30, 2025, cost of services for the Finance segment increased $1.3 million, or 8%, to $18.1 million, compared with $16.8 million for the three months ended September 30, 2024. The increase in cost of services was primarily the result of increases in compensation expense of $0.9 million and incentive-based compensation of $0.8 million, partially offset by a decrease in inventory audit expense of $0.4 million.
Selling, General and Administrative
Selling, general and administrative expenses for the Finance segment increased $1.6 million, or 14%, to $13.3 million for the three months ended September 30, 2025, compared with $11.7 million for the three months ended September 30, 2024 primarily as a result of increases in incentive-based compensation of $1.1 million, postage expense of $0.2 million and other miscellaneous expenses aggregating $0.3 million.
Select Finance Balance Sheet Items

(Dollars in millions)	September 30, 2025	December 31, 2024
Tangible Assets
Total assets	$2,831.7	$2,677.7
Intangible assets	258.7	260.1
Tangible assets	$2,573.0	$2,417.6

Tangible parent equity
Total parent equity***	$775.4	$789.0
Intangible assets	258.7	260.1
Tangible parent equity***	$516.7	$528.9
*** Parent equity represents OPENLANE's net investment in AFC. Tangible parent equity is a non-GAAP measure of AFC's capital.

Overview of Results of OPENLANE, Inc. for the Nine Months Ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(Dollars in millions except per share amounts)	2025	2024
Revenues
Auction fees	$396.4	$331.8
Service revenue	426.6	445.4
Purchased vehicle sales	293.1	231.4
Finance revenue	324.1	324.9
Total operating revenues	1,440.2	1,333.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	766.2	711.8
Finance interest expense	82.6	95.2
Provision for credit losses	29.5	42.2
Selling, general and administrative	332.4	308.9
Depreciation and amortization	68.4	72.2
Loss on sale of property	7.0	—
Total operating expenses	1,286.1	1,230.3
Operating profit	154.1	103.2
Interest expense	8.2	17.2
Other income, net	(14.6)	(2.9)
Income from continuing operations before income taxes	160.5	88.9
Income taxes	42.3	31.3
Income from continuing operations	118.2	57.6
Income from discontinued operations, net of income taxes	—	—
Net income	$118.2	$57.6
Income from continuing operations per share
Basic	$0.59	$0.17
Diluted	$0.59	$0.17
Overview
For the nine months ended September 30, 2025, we had revenue of $1,440.2 million compared with revenue of $1,333.5 million for the nine months ended September 30, 2024, an increase of 8%. For a further discussion of our operating results, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $3.8 million, or 5%, to $68.4 million for the nine months ended September 30, 2025, compared with $72.2 million for the nine months ended September 30, 2024. The decrease in depreciation and amortization was primarily the result of assets that have become fully amortized and depreciated.
Interest Expense
Interest expense decreased $9.0 million, or 52%, to $8.2 million for the nine months ended September 30, 2025, compared with $17.2 million for the nine months ended September 30, 2024. The decrease in interest expense was primarily the result of a decrease in the borrowings on lines of credit and the repayment of the senior notes in the second quarter of 2025.

Other Income, Net
For the nine months ended September 30, 2025, we had other income of $14.6 million compared with $2.9 million for the nine months ended September 30, 2024. The increase in other income was primarily attributable to foreign currency gains on intercompany balances of $10.5 million for the nine months ended September 30, 2025, compared with foreign currency gains on intercompany balances of $0.7 million for the nine months ended September 30, 2024. The remaining increase was attributable to a net increase in other miscellaneous income aggregating $1.9 million.
Income Taxes
We had an effective tax rate of 26.4% for the nine months ended September 30, 2025, compared with an effective tax rate of 35.2% for the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025 was not significantly impacted by the valuation allowance due to the decrease of the adjusted U.S. net deferred tax asset attributable to application of new tax legislation, the One Big Beautiful Bill Act, offsetting the increase related to all other 2025 current year movement of the adjusted U.S. net deferred tax asset. The effective tax rate for the nine months ended September 30, 2024 was unfavorably impacted by an increase in the valuation allowance related to 2024 current year movement of the adjusted U.S. net deferred tax asset.
We recorded a $34.6 million and $35.8 million valuation allowance against the U.S. net deferred tax asset at September 30, 2025 and December 31, 2024, respectively. The realization of the net deferred tax assets is dependent on our ability to generate sufficient future taxable income to utilize these assets. Depending on our current and anticipated future earnings, we may release a significant portion of our valuation allowance in a future period if there is sufficient positive evidence which would result in a corresponding decrease to income tax expense in such period. The actual timing and amount of the valuation allowance to be released is uncertain.
Additionally, the Organization for Economic Cooperation and Development has published a proposal to establish a new global minimum corporate tax rate of 15%, commonly referred to as Pillar Two. While the U.S. has not adopted the Pillar Two framework into law, numerous countries in which we operate have enacted tax legislation based on the Pillar Two framework with certain components of the minimum tax rules effective beginning in 2024 and further rules becoming effective beginning in 2025 and subsequent years. On June 26, 2025, the U.S. Treasury Department announced an agreement with the G7 that would exclude U.S. parented groups from some taxes imposed by Pillar Two. This agreement allows for the U.S. international tax rules and Pillar Two to operate in parallel. These rules, as well as potential changes due to the agreement, are not expected to materially impact the Company's consolidated financial statements. The Company will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.
On July 4, 2025, the United States enacted budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act ("OBBBA"). The Act includes a broad range of tax reform provisions, including extending and modifying various provisions of the Tax Cuts and Jobs Act and expanding certain incentives in the Inflation Reduction Act while accelerating the phase-out of other incentives. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions effective in 2026 and subsequent years. OBBBA provisions include the restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts. OBBBA’s changes to the deductibility of domestic research and experimental expenditures decreased our deferred tax asset position and related valuation allowance in the third quarter of 2025, as a change in tax law is accounted for in the period of enactment.
Impact of Foreign Currency
For the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024, the change in the Canadian dollar exchange rate decreased revenue by $8.7 million, operating profit by $2.3 million and net income by $1.1 million. For the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024, the change in the euro exchange rate increased revenue by $8.5 million, operating profit by $0.6 million and net income by $0.4 million.

Marketplace Results

	Nine Months Ended September 30,
(Dollars in millions, except GMV)	2025	2024
Auction fees	$396.4	$331.8
Service revenue	426.6	445.4
Purchased vehicle sales	293.1	231.4
Total Marketplace revenue	1,116.1	1,008.6
Cost of services*	767.4	718.4
Gross profit	348.7	290.2
Provision for credit losses	2.3	5.2
Selling, general and administrative	292.2	271.3
Depreciation and amortization	5.1	6.3
Loss on sale of property	7.0	—
Operating profit	$42.1	$7.4
Commercial vehicles sold	574,000	634,000
Dealer consignment vehicles sold	541,000	465,000
Total vehicles sold	1,115,000	1,099,000
Gross merchandise value ("GMV") (in billions)	$21.7	$20.5
* Includes depreciation and amortization
Total Marketplace Revenue
Revenue from the Marketplace segment increased $107.5 million, or 11%, to $1,116.1 million for the nine months ended September 30, 2025, compared with $1,008.6 million for the nine months ended September 30, 2024. The increase in revenue was partially attributable to the 16% increase in the number of dealer consignment vehicles sold. For the nine months ended September 30, 2025, there was an increase in auction fees and an increase in purchased vehicle sales, partially offset by a decrease in service revenue (discussed below). The change in revenue included the impact of a net increase in revenue of $1.6 million due to fluctuations in the euro and Canadian dollar exchange rates.
The 1% increase in the number of vehicles sold was comprised of a 16% increase in dealer consignment volumes and a 9% decrease in commercial volumes. The GMV of vehicles sold for the nine months ended September 30, 2025 and 2024 was approximately $21.7 billion and $20.5 billion, respectively.
Auction Fees
Auction fees increased $64.6 million, or 19%, to $396.4 million for the nine months ended September 30, 2025, compared with $331.8 million for the nine months ended September 30, 2024. Auction fees per vehicle sold for the nine months ended September 30, 2025 increased $54, or 18%, to $356, compared with $302 for the nine months ended September 30, 2024. The increase in auction fees per vehicle sold reflects the mix of vehicles sold in the first nine months of 2025 and the impact of price increases.
Service Revenue
Service revenue decreased $18.8 million, or 4%, to $426.6 million for the nine months ended September 30, 2025, compared with $445.4 million for the nine months ended September 30, 2024, primarily as a result of a decrease in revenue of $29.7 million as a result of the sale of our automotive key business in 2024, and decreases in repossession revenue of $7.1 million, inspection revenue of $4.3 million and other miscellaneous service revenues aggregating approximately $1.7 million, partially offset by increases in transportation revenue of $21.3 million and reconditioning revenue of $2.7 million.

Purchased Vehicle Sales
The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold, which represent approximately 2% of total vehicles sold. Purchased vehicle sales increased $61.7 million, or 27%, to $293.1 million for the nine months ended September 30, 2025, compared with $231.4 million for the nine months ended September 30, 2024, primarily as a result of an increase in the number of purchased vehicles sold in the U.S. marketplace and in Europe and an increase in the average selling price of purchased vehicles sold in Europe, partially offset by a decrease in the average selling price of purchase vehicles sold in the U.S. marketplace.
Gross Profit
For the nine months ended September 30, 2025, gross profit from the Marketplace segment increased $58.5 million, or 20%, to $348.7 million, compared with $290.2 million for the nine months ended September 30, 2024. Gross profit improvements were driven by a $30.8 million increase from pricing, a $19.6 million increase resulting from a higher mix of dealer consignment vehicles, an $8.9 million benefit from lower Canadian DST, a $2.8 million benefit from lower depreciation and amortization and a $2.6 million net increase in auction and service volumes. These improvements were partially offset by a decrease in other miscellaneous items aggregating $6.2 million.
Gross profit from the Marketplace segment was 31.2% of revenue for the nine months ended September 30, 2025, compared with 28.8% of revenue for the nine months ended September 30, 2024. Gross profit as a percentage of revenue increased for the nine months ended September 30, 2025 as compared with the nine months ended September 30, 2024, primarily due to the benefit of lower Canadian DST and increased prices, partially offset by an increase in purchased vehicle sales.
On June 28, 2024, Canada enacted a new 3% Digital Services Tax (“Canadian DST”) on certain online revenues, including online marketplace service revenues, of companies with consolidated revenues of at least €750 million. On June 29, 2025, the Canadian government announced that it plans to rescind the Canadian DST as part of trade negotiations with the United States. The Company continues to record Canadian DST expense until the Canadian DST is officially rescinded by an act of Parliament. The Company recorded $4.3 million of Canadian DST in the first nine months of 2025, compared with $13.2 million in the first nine months of 2024 (of which $10 million related to prior years). In total, the Company recorded Canadian DST related to the periods 2022 through 2024 of $10.2 million in 2024 (estimates were revised in the fourth quarter of 2024). The Company will reverse these expenses in the period the Canadian DST is officially rescinded.
Provision for Credit Losses
Provision for credit losses from the Marketplace segment decreased $2.9 million, or 56%, to $2.3 million for the nine months ended September 30, 2025, compared with $5.2 million for the nine months ended September 30, 2024, primarily as a result of initiatives implemented to reduce risk in the marketplace and initiatives to decrease bad debt expense.
Selling, General and Administrative
Selling, general and administrative expenses from the Marketplace segment increased $20.9 million, or 8%, to $292.2 million for the nine months ended September 30, 2025, compared with $271.3 million for the nine months ended September 30, 2024, primarily as a result of increases in incentive-based compensation of $17.7 million, sales-related expenses of $6.2 million, compensation expense of $4.4 million, marketing costs of $2.0 million, travel expenses of $1.2 million and other miscellaneous expenses aggregating $1.5 million, partially offset by decreases in stock-based compensation of $3.6 million, $2.6 million related to costs incurred by the Company's automotive key business prior to its sale in the fourth quarter of 2024, information technology costs of $2.5 million, fluctuations in the Canadian exchange rate of $2.0 million and severance of $1.4 million.
Loss on Sale of Property
In April 2025, the Company closed on the sale of excess property in Montreal that was originally purchased as part of the December 2023 Manheim Canada acquisition. This transaction resulted in a loss on sale of approximately $7.0 million in the second quarter of 2025.

Finance Results

	As of and for the
	Nine Months Ended September 30,
(Dollars in millions)	2025	2024
Finance revenue
Interest revenue	$170.3	$176.6
Fee and other revenue	153.8	148.3
Total Finance revenue	324.1	324.9
Finance interest expense	82.6	95.2
Net Finance margin	241.5	229.7
Finance provision for credit losses	27.2	37.0
Cost of services (exclusive of depreciation and amortization)	53.0	50.4
Selling, general and administrative	40.2	37.6
Depreciation and amortization	9.1	8.9
Operating profit	$112.0	$95.8
Portfolio Performance Information
Floorplans originated	793,000	776,000
Floorplans curtailed*	475,000	464,000
Total loan transaction units	1,268,000	1,240,000
Total receivables managed	$2,489.3	$2,184.5
Average receivables managed**	$2,363.9	$2,232.5
Allowance for credit losses	$23.0	$19.0
Allowance for credit losses as a percentage of total receivables managed	0.9%	0.9%
Annualized finance provision for credit losses as a percentage of average receivables managed	1.5%	2.2%
Receivables delinquent as a percentage of total receivables managed	0.3%	0.9%
* Floorplans curtailed represent existing loans that customers opt to extend beyond the initial term upon the customer making a partial principal payment and payment of accrued interest and fees.
** Average receivables managed is calculated based on the daily ending balance of total receivables managed.

Yields (Annualized)	Nine Months Ended September 30,
% of Average Receivables Managed	2025	2024
Finance revenue yield
Interest revenue	9.6%	10.5%
Fee and other revenue	8.7%	8.9%
Total Finance revenue yield	18.3%	19.4%
Finance interest expense	4.6%	5.7%
Net finance margin	13.7%	13.7%
Revenue
For the nine months ended September 30, 2025, the Finance segment revenue decreased $0.8 million, or less than 1%, to $324.1 million, compared with $324.9 million for the nine months ended September 30, 2024. The decrease in revenue was primarily the result of decreases in interest yields driven by a decrease in prime rates, partially offset by an increase in loan values and a 2% increase in loan transaction units (vehicle finance transactions).

Finance Interest Expense
For the nine months ended September 30, 2025, finance interest expense decreased $12.6 million, or 13%, to $82.6 million, compared with $95.2 million for the nine months ended September 30, 2024. The decrease in finance interest expense was attributable to an approximately 1.6% decrease in the average interest rate on the securitization obligations, partially offset by an increase in the average balance on the AFC securitization obligations.
Net Finance Margin (Annualized)
For the nine months ended September 30, 2025 and 2024, the net Finance margin percent was approximately 13.7%. The net interest yield was approximately 5.0% and 4.8% for the nine months ended September 30, 2025 and 2024, respectively.
Finance Provision for Credit Losses
For the nine months ended September 30, 2025, the finance provision for credit losses decreased $9.8 million, or 26%, to $27.2 million, compared with $37.0 million for the nine months ended September 30, 2024. The provision for credit losses decreased to 1.5% of the average receivables managed for the nine months ended September 30, 2025 from 2.2% for the nine months ended September 30, 2024. The provision for credit losses is expected to be approximately 2% or under, on a long-term basis, of the average receivables managed balance. However, the actual losses in any particular quarter or year could deviate from this range.
Cost of Services
For the nine months ended September 30, 2025, cost of services for the Finance segment increased $2.6 million, or 5%, to $53.0 million, compared with $50.4 million for the nine months ended September 30, 2024. The increase in cost of services was primarily the result of increases in incentive-based compensation of $1.6 million and compensation expense of $1.4 million, partially offset by decreases in credit checks and filing fees of $0.3 million and other miscellaneous expenses aggregating $0.1 million.
Selling, General and Administrative
Selling, general and administrative expenses for the Finance segment increased $2.6 million, or 7%, to $40.2 million for the nine months ended September 30, 2025, compared with $37.6 million for the nine months ended September 30, 2024 primarily as a result of increases in incentive-based compensation of $2.6 million, postage expense of $0.6 million and other miscellaneous expenses aggregating $0.2 million, partially offset by a decrease in severance of $0.8 million.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2025, our sources of liquidity consisted of cash on hand, working capital and amounts available under our Revolving Credit Facilities. Our principal ongoing sources of liquidity consist of cash generated by operations and borrowings under our Revolving Credit Facilities.

	September 30,	December 31,	September 30,
(Dollars in millions)	2025	2024	2024
Cash and cash equivalents	$119.3	$143.0	$132.1
Working capital	428.5	286.0	199.5
Amounts available under the Revolving Credit Facilities	408.1	397.9	349.3
Cash provided by operating activities for the nine months ended	266.4		260.1
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
Approximately $52.8 million of available cash was held by our foreign subsidiaries at September 30, 2025. If funds held by our foreign subsidiaries were to be repatriated, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
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
As of September 30, 2025 and December 31, 2024, there were no borrowings on the Revolving Credit Facilities. We had related outstanding letters of credit in the aggregate amount of $42.6 million and $48.8 million at September 30, 2025 and December 31, 2024, respectively, which reduce the amount available for borrowings under the Revolving Credit Facilities. Our European operations have lines of credit aggregating $46.9 million (€40 million) of which $23.8 million was drawn at September 30, 2025.
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
Certain covenants contained within the Credit Agreement are critical to an investor’s understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow the lenders under the Credit Agreement to declare all amounts borrowed immediately due and payable. The Credit Agreement contains a financial covenant requiring compliance with a maximum Consolidated Senior Secured Net Leverage Ratio not to exceed 3.5 as of the last day of each fiscal quarter on which any loans under the Revolving Credit Facilities are outstanding. The Consolidated Senior Secured Net Leverage Ratio is calculated as Consolidated Total Debt (as defined in the Credit Agreement) divided by Consolidated EBITDA (as defined in the Credit Agreement) for the last four quarters. Consolidated Total Debt includes, among other things, term loan borrowings, revolving loans, finance lease liabilities and other obligations for borrowed money less Unrestricted Cash (as defined in the Credit Agreement). Consolidated EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude, among other things, (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock-based compensation expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (i) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (j) expenses incurred in connection with permitted acquisitions; (k) any impairment charges or write-offs of intangibles; and (l) any extraordinary, unusual or non-recurring charges, expenses or losses. Our Consolidated Senior Secured Net Leverage Ratio was negative at September 30, 2025.
In addition, the Credit Agreement (see Note 6, "Long-Term Debt" for additional information) contains certain limitations on our ability to pay dividends and other distributions, make certain acquisitions or investments, grant liens and sell assets, and contains certain limitations on our ability to incur indebtedness. The applicable covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement at September 30, 2025.
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
Recent Developments
Second Amendment to the Credit Agreement
On October 8, 2025, the Company entered into a Second Amendment Agreement (the "Second Amendment") to the Credit Agreement that provides for, among other things, incremental term loans in an aggregate principal amount equal to $550.0 million (the "2025 Incremental Term Loans"). The proceeds of the 2025 Incremental Term Loans were used to finance the repurchases of Series A Preferred Stock (see further discussion below) and to pay fees and expenses incurred in connection with the establishment of the 2025 Incremental Term Loans. The 2025 Incremental Term Loans are due in October 2032.
The 2025 Incremental Term Loans will bear interest, at the Company's election, at a rate equal to (i) in the case of any Term Benchmark Loans and RFR Loans (each as defined in the Credit Agreement), the Adjusted Term SOFR Rate plus a margin of 2.50% and (ii) in the case of any Base Rate Loans (as defined in the Credit Agreement), the Base Rate plus a margin of 1.50%. The obligations of the Company under the 2025 Incremental Term Loans are guaranteed by certain of the Company’s domestic subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, subject to certain exceptions.

Repurchase of Series A Convertible Preferred Stock
In September 2025, the Company entered into preferred stock repurchase agreements with Ignition Acquisition Holdings LP and Periphas Kanga Holdings, LP to repurchase 288,322 shares and 45,706 shares, respectively, of the Company's Series A Preferred Stock for aggregate consideration of $558.9 million (the "Repurchases"). The Repurchases closed on October 8, 2025. The repurchased shares of Series A Preferred Stock have been cancelled.
Liquidity
At September 30, 2025, there were no borrowings on the Revolving Credit Facilities. At September 30, 2025, cash totaled $119.3 million and there was an additional $408.1 million available for borrowing under the Revolving Credit Facilities (net of $42.6 million in outstanding letters of credit). Funds held by our foreign subsidiaries could be repatriated, at which point state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2028. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at September 30, 2025.
We also have an agreement for the securitization of AFCI's receivables, which expires on January 31, 2028. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$375 million at September 30, 2025. In May 2025, AFCI entered into an Amendment No. 2 (the "Amendment No. 2") to the Receivables Purchase Agreement. The Amendment No. 2 increased AFCI's committed liquidity from C$300 million to C$375 million. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $2,489.3 million and $2,314.0 million at September 30, 2025 and December 31, 2024, respectively. AFC's allowance for losses was $23.0 million and $19.8 million at September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, $2,511.8 million and $2,335.1 million, respectively, of finance receivables (inclusive of accrued interest and fees) and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the $1,831.4 million and $1,679.1 million of gross obligations collateralized by finance receivables at September 30, 2025 and December 31, 2024, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. There were unamortized securitization issuance costs of approximately $14.5 million and $18.8 million at September 30, 2025 and December 31, 2024, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Agreement. At September 30, 2025, we were in compliance with the covenants in the securitization agreements.

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
The following tables reconcile income (loss) from continuing operations to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30, 2025
(Dollars in millions)	Marketplace	Finance	Consolidated
Income from continuing operations	$18.5	$29.4	$47.9
Add back:
Income taxes	0.8	7.4	8.2
Finance interest expense	—	28.1	28.1
Interest expense, net of interest income	0.6	—	0.6
Depreciation and amortization	19.7	3.0	22.7
EBITDA	39.6	67.9	107.5
Non-cash stock-based compensation	3.4	1.0	4.4
Securitization interest	—	(25.6)	(25.6)
Severance	2.3	0.1	2.4
Foreign currency (gains) losses	(1.7)	0.1	(1.6)
Total addbacks (deductions)	4.0	(24.4)	(20.4)
Adjusted EBITDA	$43.6	$43.5	$87.1

	Three Months Ended September 30, 2024
(Dollars in millions)	Marketplace	Finance	Consolidated
Income from continuing operations	$4.8	$23.6	$28.4
Add back:
Income taxes	5.0	8.1	13.1
Finance interest expense	—	30.7	30.7
Interest expense, net of interest income	4.2	—	4.2
Depreciation and amortization	20.6	3.2	23.8
EBITDA	34.6	65.6	100.2
Non-cash stock-based compensation	3.2	0.9	4.1
Securitization interest	—	(27.9)	(27.9)
Severance	1.4	0.1	1.5
Foreign currency (gains) losses	(3.1)	(0.1)	(3.2)
Other	(0.3)	0.1	(0.2)
Total addbacks (deductions)	1.2	(26.9)	(25.7)
Adjusted EBITDA	$35.8	$38.7	$74.5

	Nine Months Ended September 30, 2025
(Dollars in millions)	Marketplace	Finance	Consolidated
Income from continuing operations	$34.4	$83.8	$118.2
Add back:
Income taxes	14.1	28.2	42.3
Finance interest expense	—	82.6	82.6
Interest expense, net of interest income	5.3	—	5.3
Depreciation and amortization	59.3	9.1	68.4
EBITDA	113.1	203.7	316.8
Non-cash stock-based compensation	8.3	2.5	10.8
Securitization interest	—	(75.1)	(75.1)
Loss on sale of property	7.0	—	7.0
Severance	6.6	0.2	6.8
Foreign currency (gains) losses	(10.5)	—	(10.5)
Other	0.7	0.1	0.8
Total addbacks (deductions)	12.1	(72.3)	(60.2)
Adjusted EBITDA	$125.2	$131.4	$256.6

	Nine Months Ended September 30, 2024
(Dollars in millions)	Marketplace	Finance	Consolidated
Income (loss) from continuing operations	$(24.2)	$81.8	$57.6
Add back:
Income taxes	4.0	27.3	31.3
Finance interest expense	—	95.2	95.2
Interest expense, net of interest income	16.1	—	16.1
Depreciation and amortization	63.3	8.9	72.2
Intercompany interest	13.3	(13.3)	—
EBITDA	72.5	199.9	272.4
Non-cash stock-based compensation	12.0	2.8	14.8
Acquisition related costs	0.5	—	0.5
Securitization interest	—	(87.0)	(87.0)
Severance	8.2	1.0	9.2
Foreign currency (gains) losses	(0.6)	(0.1)	(0.7)
Professional fees related to business improvement efforts	1.2	0.3	1.5
Impact for newly enacted Canadian DST related to prior years	10.0	—	10.0
Other	(0.2)	0.2	—
Total addbacks (deductions)	31.1	(82.8)	(51.7)
Adjusted EBITDA	$103.6	$117.1	$220.7

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles EBITDA and Adjusted EBITDA to net income for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025	September 30, 2025
Net income	$52.3	$36.9	$33.4	$47.9	$170.5
Less: Income from discontinued operations	—	—	—	—	—
Income from continuing operations	52.3	36.9	33.4	47.9	170.5
Add back:
Income taxes	16.7	15.8	18.3	8.2	59.0
Finance interest expense	28.3	27.6	26.9	28.1	110.9
Interest expense, net of interest income	4.1	3.4	1.3	0.6	9.4
Depreciation and amortization	23.0	22.7	23.0	22.7	91.4
EBITDA	124.4	106.4	102.9	107.5	441.2
Non-cash stock-based compensation	1.1	2.0	4.4	4.4	11.9
Acquisition related costs	0.1	—	—	—	0.1
Securitization interest	(25.7)	(25.1)	(24.4)	(25.6)	(100.8)
Loss on sale of property	—	—	7.0	—	7.0
Gain on sale of business	(31.6)	—	—	—	(31.6)
Severance	2.4	2.0	2.4	2.4	9.2
Foreign currency losses (gains)	6.5	(3.3)	(5.6)	(1.6)	(4.0)
Gain on investments	(0.4)	—	—	—	(0.4)
Impact for newly enacted Canadian DST related to prior years	(4.6)	—	—	—	(4.6)
Other	0.5	0.8	—	—	1.3
Total addbacks (deductions)	(51.7)	(23.6)	(16.2)	(20.4)	(111.9)
Adjusted EBITDA	$72.7	$82.8	$86.7	$87.1	$329.3

Summary of Cash Flows

	Nine Months Ended September 30,
(Dollars in millions)	2025	2024
Net cash provided by (used by):
Operating activities - continuing operations	$266.4	$260.1
Operating activities - discontinued operations	—	(1.4)
Investing activities - continuing operations	(195.5)	10.4
Investing activities - discontinued operations	—	—
Financing activities - continuing operations	(119.9)	(264.3)
Financing activities - discontinued operations	—	—
Net change in cash balances of discontinued operations	—	—
Effect of exchange rate on cash	11.7	(3.1)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(37.3)	$1.7
Cash flow from operating activities (continuing operations) Net cash provided by operating activities (continuing operations) was $266.4 million for the nine months ended September 30, 2025, compared with $260.1 million for the nine months ended September 30, 2024. Cash provided by continuing operations for the nine months ended September 30, 2025 consisted primarily of cash earnings and an increase in accounts payable and accrued expenses, partially offset by an increase in trade receivables and other assets. Cash provided by continuing operations for the nine months ended September 30, 2024 consisted primarily of cash earnings and an increase in accounts payable and accrued expenses, partially offset by an increase in trade receivables and other assets. The increase in operating cash flow was primarily attributable to increased profitability, partially offset by changes in operating assets and liabilities as a result of the timing of collections and the disbursement of funds to consignors for marketplace sales held near period-ends.
Changes in AFC’s accounts payable balance are presented in cash flows from operating activities, while changes in AFC’s finance receivables are presented in cash flows from investing activities and changes in AFC's obligations collateralized by finance receivables are presented in cash flows from financing activities. Variations in these balances can lead to significant fluctuations across operating, investing and financing cash flows. Growth and contraction in AFC’s finance receivables portfolio can result in significant swings in cash flows in a given period as approximately 70% to 75% of AFC’s finance receivables portfolio is funded through its securitization facilities with the remainder funded through other sources of liquidity including cash on hand and working capital.
Cash flow from investing activities (continuing operations) Net cash used by investing activities (continuing operations) was $195.5 million for the nine months ended September 30, 2025, compared with net cash provided by investing activities of $10.4 million for the nine months ended September 30, 2024. The cash used by investing activities for the nine months ended September 30, 2025 was primarily from an increase in finance receivables held for investment and purchases of property and equipment, partially offset by proceeds from the sale of property. The cash provided by investing activities for the nine months ended September 30, 2024 was primarily from a decrease in finance receivables held for investment, partially offset by purchases of property and equipment.
Cash flow from financing activities (continuing operations) Net cash used by financing activities (continuing operations) was $119.9 million for the nine months ended September 30, 2025, compared with $264.3 million for the nine months ended September 30, 2024. The cash used by financing activities for the nine months ended September 30, 2025 was primarily due to payments on long-term debt, repurchases and retirement of common stock and dividends paid on the Series A Preferred Stock, partially offset by a net increase in obligations collateralized by finance receivables and a net increase in book overdrafts. The cash used by financing activities for the nine months ended September 30, 2024 was primarily due to a net decrease in obligations collateralized by finance receivables, repayments on lines of credit, dividends paid on the Series A Preferred Stock, repurchases and retirement of common stock and payments for debt issuance costs.
Cash flow from operating activities (discontinued operations) There were no operating activities (discontinued operations) for the nine months ended September 30, 2025, compared with net cash used by operating activities of $1.4 million for the nine months ended September 30, 2024. The cash used by operating activities for the nine months ended September 30, 2024 was primarily attributable to the payment of an accrued obligation.
Cash flow from investing activities (discontinued operations) There were no investing activities (discontinued operations) for the nine months ended September 30, 2025 and 2024.
Cash flow from financing activities (discontinued operations) There were no financing activities (discontinued operations) for the nine months ended September 30, 2025 and 2024.
Capital Expenditures
Capital expenditures for the nine months ended September 30, 2025 and 2024 approximated $40.7 million and $39.0 million, respectively. Capital expenditures were funded from internally generated funds. We continue to invest in our core information technology capabilities and our service locations. Capital expenditures are expected to be approximately $50 million to $55 million for fiscal year 2025. Future capital expenditures could vary substantially based on capital project timing, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Dividends
The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends are payable in cash or in kind, or in any combination of both, at the option of the Company. For the nine months ended September 30, 2025 and 2024, the holders of the Series A Preferred Stock received cash dividends aggregating $33.3 million each period. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.

Contractual Obligations
The Company's contractual cash obligations for long-term debt, interest payments related to long-term debt and operating leases are summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2024. Since December 31, 2024, the contractual obligations of the Company have changed as follows:
•In September 2025, the Company entered into preferred stock repurchase agreements with Ignition Acquisition Holdings LP and Periphas Kanga Holdings, LP to repurchase 288,322 shares and 45,706 shares, respectively, of the Company's Series A Preferred Stock for aggregate consideration of $558.9 million (the "Repurchases"). The Repurchases closed in October 2025.
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
Off-Balance Sheet Arrangements
As of September 30, 2025, we had no off-balance sheet arrangements pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a lesser extent, United Kingdom and Continental Europe subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound or euro. Foreign currency gains on intercompany loans were approximately $1.6 million and $10.5 million for the three and nine months ended September 30, 2025, respectively, and foreign currency gains on intercompany loans were approximately $3.2 million and $0.7 million for the three and nine months ended September 30, 2024, respectively. Canadian currency translation negatively affected net income by approximately $0.2 million and $1.1 million for the three and nine months ended September 30, 2025, respectively. A 1% change in the month-end Canadian dollar exchange rate for the nine months ended September 30, 2025 would have impacted foreign currency on intercompany loans by $1.5 million and net income by $1.1 million. A 1% change in the month-end euro exchange rate for the nine months ended September 30, 2025 would have impacted foreign currency on intercompany loans by $0.6 million and net income by $0.5 million. A 1% change in the average Canadian dollar exchange rate for the three and nine months ended September 30, 2025 would have impacted net income by approximately $0.3 million and $0.6 million, respectively. Currency exposure of our U.K. and European operations is not material to the results of operations.
Interest Rates
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We do not currently use interest rate contracts to manage our exposure to interest rate changes.
A sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (SOFR/CORRA) for the three and nine months ended September 30, 2025 would have resulted in no significant increase in interest expense as there was minimal activity on the Revolving Credit Facilities in the three and nine months ended September 30, 2025.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities made by OPENLANE during the period covered by this report.
Issuer Purchases of Equity Securities
The following table provides information about purchases by OPENLANE, Inc. of its shares of common stock during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
July 1 - July 31	873,480	$25.11	873,480	$218.7
August 1 - August 31	176,735	24.58	176,735	214.4
September 1 - September 30	—	—	—	214.4
Total	1,050,215	$25.02	1,050,215

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
Item 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the third quarter of 2025, none of the Company’s directors or executive officers adopted a Rule 10b5-1 trading plan, terminated or modified a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1		Securities and Asset Purchase Agreement, dated as of February 24, 2022, by and among OPENLANE, Inc., Carvana Group, LLC and Carvana Co. solely for purposes of Section 10.15 thereof as guarantor	8-K	001-34568	2.1	2/24/2022

3.1a		Amended and Restated Certificate of Incorporation of OPENLANE, Inc.	10-Q	001-34568	3.1	8/3/2016

3.1b		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OPENLANE, Inc.	8-K	001-34568	3.1	5/12/2023

3.2		Second Amended and Restated By-Laws of OPENLANE, Inc.	8-K	001-34568	3.1	11/4/2014

3.3		Certificate of Designations Designating the Series A Convertible Preferred Stock	8-K	001-34568	3.1	6/10/2020

4.1		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

4.2		Description of the Company's securities	10-K	001-34568	4.3	2/19/2020

10.1a		Credit Agreement, dated as of June 23, 2023, among the OPENLANE, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent	8-K	001-34568	10.1	6/26/2023

10.1b		First Amendment Agreement, dated as of January 19, 2024, by and among OPENLANE, Inc., ADESA Auctions Canada Corporation, certain other subsidiaries of OPENLANE, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-34568	10.1	1/22/2024

10.1c		Second Amendment Agreement, dated as of October 8, 2025, by and among OPENLANE, Inc., certain other subsidiaries of the Company party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-34568	10.1	10/8/2025

10.2a	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and Peter J. Kelly	10-Q	001-34568	10.9	5/7/2020

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2b	*	Amendment No. 1 to Employment Agreement, dated March 1, 2021, between OPENLANE, Inc. and Peter J. Kelly	8-K	001-34568	10.2	3/2/2021

10.3	*	Employment Agreement, dated April 22, 2025 (effective May 27, 2025), between OPENLANE, Inc. and Bradley Herring	8-K	001-34568	10.1	4/22/2025

10.4	*	Employment Agreement, dated October 26, 2021, between OPENLANE, Inc. and James Coyle	10-K	001-34568	10.6	2/23/2022

10.5	*	Employment Agreement, dated April 1, 2024, between OPENLANE, Inc. and William C. Mitchell	10-K	001-34568	10.6	2/20/2025

10.6	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and Charles S. Coleman	10-K	001-34568	10.7	2/20/2025

10.7	*	OPENLANE, Inc. Annual Incentive Program Summary of Terms 2024	10-K	001-34568	10.10	2/21/2024

10.8	*	OPENLANE, Inc. Annual Incentive Program Summary of Terms 2025	10-K	001-34568	10.9	2/20/2025

10.9a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.9b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.9c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.9d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.9e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.9f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.10a	+	Tenth Amended and Restated Receivables Purchase Agreement, dated September 28, 2022, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Fifth Third Bank, National Association, Chariot Funding LLC, PNC Bank, National Association, Thunder Bay Funding, LLC, Truist Bank, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Bank of Montreal	10-Q	001-34568	10.11	11/2/2022

10.10b	+	First Amendment and Joinder, dated September 27, 2024, to the Tenth Amended and Restated Receivables Purchase Agreement	10-Q	001-34568	10.12b	11/7/2024

10.11a	+	Receivables Purchase Agreement, dated March 1, 2023, between Automotive Finance Canada Inc., OPENLANE, Inc., Computershare Trust Company of Canada, the Agents Parties to the Loan Agreement and BMO Nesbitt Burns Inc.	10-Q	001-34568	10.14	5/3/2023

10.11b		Amendment No. 1 to the Receivables Purchase Agreement, dated September 27, 2024	10-Q	001-34568	10.13b	11/7/2024

10.11c		Amendment No. 2 to the Receivables Purchase Agreement, dated May 23, 2025	10-Q	001-34568	10.11c	8/6/2025

10.12		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.13b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.13c	*	KAR Auction Services, Inc. Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 4, 2021	DEF 14A	001-34568	Annex I	4/23/2021

10.13d	*	OPENLANE, Inc. Second Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 7, 2024	DEF 14A	001-34568	Annex I	4/26/2024

10.14	*	KAR Auction Services, Inc. Amended and Restated Employee Stock Purchase Plan	10-Q	001-34568	10.27	8/5/2020

10.15a	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.15b	*	Amendment No. 1 to the KAR Auction Services, Inc. Directors Deferred Compensation Plan, dated as of June 28, 2019	10-Q	001-34568	10.28b	11/6/2019

10.16	*	Director Restricted Share Agreement	10-Q	001-34568	10.29	8/7/2019

10.17	*	Form of Nonqualified Stock Option Agreement	S-1/A	333-161907	10.65	12/4/2009

10.18	*	Form of 2020 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.35	2/19/2020

10.19	*	Form of 2022 Restricted Stock Unit Award Agreement	10-K	001-34568	10.22	3/9/2023

10.20	*	Form of 2025 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.21	2/20/2025

10.21	*	Form of Non-Qualified Stock Option Award Agreement	10-K	001-34568	10.30	2/18/2021

10.22	*	Form of 2020, 2021 and 2022 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/19/2020

10.23	*	Form of 2022 Amended and Restated Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA)	10-Q	001-34568	10.25	11/2/2022

10.24	*	Form of 2023 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)	10-K	001-34568	10.27	3/9/2023

10.25	*	Form of 2024 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)	10-K	001-34568	10.28	2/21/2024

10.26	*	Form of 2025 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)	10-K	001-34568	10.27	2/20/2025

10.27		Investment Agreement, dated as of May 26, 2020, by and between OPENLANE, Inc. and Ignition Parent LP	8-K	001-34568	10.1	5/27/2020

10.28a		Investment Agreement, dated as of May 26, 2020, by and between OPENLANE, Inc. and Periphas Capital GP, LLC	8-K	001-34568	10.2	5/27/2020

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.28b	Assignment and Assumption Agreement, dated as of June 9, 2020, by and between Periphas Capital GP, LLC and Periphas Kanga Holdings, L.P.	10-K	001-34568	10.37b	2/18/2021

10.29	Registration Rights Agreement, dated as of June 10, 2020, by and among OPENLANE, Inc. and Ignition Parent LP	8-K	001-34568	10.1	6/10/2020

10.30	Registration Rights Agreement, dated as of June 29, 2020, by and between OPENLANE, Inc. and Periphas Kanga Holdings, LP	8-K	001-34568	10.1	6/29/2020

10.31	Preferred Stock Repurchase Agreement, dated September 9, 2025, by and between OPENLANE, Inc. and Ignition Acquisition Holdings LP.	8-K	001-34568	10.1	9/9/2025

10.32	Preferred Stock Repurchase Agreement, dated September 9, 2025, by and between OPENLANE, Inc. and Periphas Kanga Holdings, LP.	8-K	001-34568	10.2	9/9/2025

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following materials from OPENLANE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024; (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024; (iii) the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (iv) the Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2025 and 2024; (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (vi) the Condensed Notes to Consolidated Financial Statements.
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

OPENLANE, Inc.
(Registrant)

Date:	November 5, 2025	/s/ BRADLEY HERRING
Bradley Herring Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)