Form 10-K
period 2025-12-31
OPENLANE, Inc.
filed 2026-02-18
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-34568

OPENLANE, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	20-8744739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11299 N. Illinois Street, Suite 500, Carmel, Indiana 46032
(Address of principal executive offices, including zip code)
Registrant's telephone number, including area code: (800) 923-3725
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	OPLN	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was $2,602,669,761 at June 30, 2025.
As of February 13, 2026, 106,297,229 shares of the registrant's common stock, par value $0.01 per share, were outstanding.
Documents Incorporated by Reference
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant's Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the registrant's fiscal year ended December 31, 2025.

DEFINED TERMS
Unless otherwise indicated or unless the context otherwise requires, the following terms used in this Annual Report on Form 10-K have the following meanings:
•"OPENLANE, Inc." refers to the Company and not to its subsidiaries;
•"we," "us," "our," "OPENLANE" and "the Company" refer, collectively, to OPENLANE, Inc. (f/k/a KAR Auction Services, Inc.) and its subsidiaries, unless the context requires otherwise;
•"AFC" refers, collectively, to Automotive Finance Corporation and Automotive Finance Corporation's subsidiaries and other related entities;
•"Credit Agreement" refers to the Credit Agreement, dated June 23, 2023 (as amended, amended and restated, modified or supplemented from time to time), among the Company, as the borrower, the several banks and other financial institutions or entities from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, providing for, among other things, a $325 million senior secured revolving credit facility due June 23, 2028 (the "Revolving Credit Facility"), a C$175 million revolving credit facility due June 23, 2028 (the "Canadian Revolving Credit Facility" and, together with the Revolving Credit Facility, "the Revolving Credit Facilities") and incremental term loans in an aggregate principal amount equal to $550 million due October 8, 2032 (the "2025 Incremental Term Loans"); and
•"Series A Preferred Stock" refers to the Series A Convertible Preferred Stock, par value $0.01 per share (300,277 and 634,305 shares of Series A Preferred Stock were outstanding at December 31, 2025 and 2024, respectively).

PART I
Item 1.    Business
Overview
OPENLANE is a leading digital marketplace for wholesale used vehicles operating in the United States, Canada and Europe. Our technology and people connect the leading automotive manufacturers, dealers, rental companies, fleet operators, captive finance and lending institutions as buyers and sellers to facilitate approximately 1.5 million annual vehicle transactions with a gross merchandise value ("GMV") of $28.8 billion in 2025. GMV represents the total dollar value of vehicles sold through our marketplaces. Our portfolio of integrated technology, data analytics, financing, logistics and other remarketing solutions, combined with our vehicle logistics centers in Canada, power transactions on our marketplace and help advance our purpose: to make wholesale easy so our customers can be more successful.
Vehicles on our marketplaces are typically sold by franchise and independent car dealerships (collectively "dealer customers") and by commercial sellers, which include vehicle manufacturers and their captive finance companies, financial institutions, commercial fleet operators and rental car companies (collectively "commercial customers"). We generate revenue through buy and sell fees charged to vehicle sellers and buyers on both sides of the transaction, as well as through the sale of value-added ancillary products and services, including SaaS-based remarketing and other supporting technology services, transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services and floorplan financing. For the majority of our transactions, we facilitate the transfer of ownership directly from seller to buyer and, generally, we do not take title to, or ownership of, vehicles sold through our marketplaces. However, in some cases, we do sell vehicles we have purchased, for which we do take title and record the gross selling price of the vehicle sold through our marketplaces as revenue.
For commercial sellers, our proprietary SaaS-based platform supports more than 40 private label digital remarketing applications representing the majority of North American manufacturers and captive finance companies. When combined with OPENLANE’s vehicle inspection, transportation and other affiliated services, OPENLANE provides comprehensive solutions to our commercial customers.
For dealer customers, our marketplaces in the U.S. and Canada connect a growing number of franchise and independent dealers while our technology facilitates multiple sales formats and delivers data-driven insights to help dealers buy and sell inventory with speed, ease and transparency.
OPENLANE Europe is our digital marketplace serving customers in the United Kingdom and Continental Europe through a consolidated online wholesale used vehicle platform. We believe our geographic network and diverse product offerings enable us to leverage relationships with providers and buyers of used vehicles.
An important component of our services to buyers is providing short-term inventory-secured financing, known as floorplan financing. This is provided primarily to independent used vehicle dealers ("independent vehicle dealers") through our wholly-owned subsidiary, AFC, which has approximately 90 branch locations (hybrid of physical locations and a digital servicing network) throughout North America. AFC helps fuel the OPENLANE marketplace by providing dealers with liquidity to support more vehicle transactions, by cross-registering and cross-activating AFC dealers with the OPENLANE marketplace and by generating cash flows for our business.
Our Corporate History
The OPENLANE brand began as a digital alternative to wholesale remarketing through physical auctions and was acquired by the Company, KAR Auction Services (“KAR”), in 2011. KAR, which was incorporated in 2006 and became public in 2009, owned several other wholesale vehicle remarketing companies including the formerly separate public entities ADESA and Insurance Auto Auctions (“IAA”). After the acquisition and divestiture of several businesses in the wholesale automotive market, a successful tax-free spin-off of IAA in 2019, and the sale of ADESA’s U.S. physical assets in 2022, KAR rebranded to “OPENLANE,” in 2023. Under this unified brand, OPENLANE merged its technology platforms into a single, simplified experience and combined its broad commercial and dealer buyer and seller bases to offer a differentiated mix of exclusive commercial inventory plus franchise and independent dealership inventory across the United States and Canada. In December 2025, the Company changed its NYSE ticker symbol from “KAR” to “OPLN,” to better align with the OPENLANE brand and the Company’s digital strategy.
Our Industry
Wholesale used vehicles are generally sold through marketplaces that bring together sellers and buyers to facilitate transactions and through independent wholesalers who work directly with dealers to buy and sell inventory. Wholesale used vehicles include vehicles from dealers turning their inventory, consumer trade-ins, commercial off-lease vehicles, vehicles repossessed by financial institutions and rental and other fleet vehicles that have reached a predetermined age or mileage. The following are key industry highlights:
Wholesale Used Vehicle Industry Volumes
We believe the U.S. and Canadian wholesale used vehicle industry has a total addressable market of approximately 15 million vehicles, which can fluctuate depending on seasonality and a variety of other macro-economic and industry factors. This wholesale used vehicle industry consists of the commercial market (commercial sellers that sell to franchise and independent dealers) and the dealer-to-dealer market (franchise and independent dealers that both buy and sell vehicles). The Company supports the majority of commercial off-lease sellers in North America with our SaaS-based technology, and we believe digital applications in general may provide an opportunity to expand the total addressable market for dealer-to-dealer transactions.
Wholesale Used Vehicle Market
There is a large used vehicle marketplace industry in North America that includes physical, digital and hybrid marketplaces, independent wholesalers, and ancillary wholesale channels operated by large retail automotive groups, rental companies and financial institutions. OPENLANE is a leading digital wholesale marketplace and offers a compelling value proposition in terms of speed, ease and outcomes for buyers and sellers.
Floorplan Financing
An important component of the wholesale used vehicle industry is the availability of short-term inventory-secured financing, known as floorplan financing, which enables dealers to purchase wholesale inventory. At the national level, this financing is provided by AFC, auction-related financing companies, and other specialty lenders, banks and financial institutions. AFC and the floorplan finance industry provide liquidity in our marketplaces, and also support other non-auction and non-marketplace purchases. AFC also offers value-added products and services that generate fee-based, non-interest revenue.
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
This progressive strategy reflects the shifting landscape of the remarketing industry and automotive sector, the evolving needs and expectations of our customers and the potential power and customer benefits inherent in a fully digital marketplace. The strategy builds on OPENLANE’s integrated technology, broad data analytics capabilities, and portfolio of financing, logistics, reconditioning and other remarketing solutions. We believe digital platforms benefit sellers by providing greater flexibility around when and where to launch sales and attracting a larger, more engaged buyer-base, providing confidence that they are receiving the best market-based price available. We believe buyers benefit from digital platforms through greater transparency, access to inventory beyond their local market, and the ability to browse, bid and buy from any location, on any device, at any time. For OPENLANE, operating a digital marketplace enables a faster, more agile, scalable and asset-light operating model, which should in turn deliver greater value to our stakeholders.
In 2025, we continued to build on the momentum created by continuing to simplify our business, processes and technology experience and further leveraging our unified marketplace – bringing together all of the buyers, all of the sellers and all of the vehicles all in one place. We invested in new technology, leaned into our go-to-market efforts - particularly in the U.S. market, and we continued focusing on improving and enhancing the customer experience - an area where we see opportunity for differentiation.
Delivering the Best Marketplace: OPENLANE is focused on leveraging the combined power of our growing dealer-base with our strong relationships and market position with commercial customers. Both customer sets will benefit from greater exposure, integration and interaction through OPENLANE.
•Growing dealer consignment: The dealer consignment business represents approximately 48% of the Company’s transactional volume, and we believe this is an area with significant opportunity for growth. In 2023, we consolidated many of the marketplace platforms as part of our OPENLANE brand and marketplace launches in the U.S., Canada and the EU. The combined OPENLANE platform now provides dealers with fast, easy, mobile-app enabled solutions to sell and source inventory from other dealers. In North America, our digital marketplace also features exclusive off-lease inventory not available on any other competitor digital platform or physical auction. This off-lease inventory is a meaningful competitive differentiator for OPENLANE, as the majority of all off-lease vehicles available in North America are offered first, and exclusively on OPENLANE. Our OPENLANE marketplaces provide comprehensive vehicle condition reports, greater transparency into bidding activity, and real-time market price discovery on listed vehicles. Over the last few years, we have integrated and leveraged technology, capabilities and staff from these businesses to deliver what we believe is the best digital dealer-to-dealer solution in the market.
•Expanding our commercial business: The commercial consignment business represents approximately 52% of our transactional volume, and growing our share in this area remains a strategic priority. The foundation of OPENLANE’s commercial offering is our SaaS-based digital platform powering more than 40 private label websites representing the majority of commercial OEM and financial institution consignors in the U.S. and Canada. We continue to invest in technology to enhance the digital experience for our commercial customers and continue innovating on these platforms. Through our combined OPENLANE marketplaces, this exclusive commercial customer inventory is now offered to the full population of our OPENLANE buyers, increasing the likelihood of sale and ensuring the best market prices available are achieved.
•Delivering strong performance in our floorplan business: AFC is a leading provider of floorplan financing and affiliated solutions to independent dealers across North America. AFC is highly complementary to OPENLANE's marketplace business, extending credit to increase marketplace transactions, leveraging AFC's local dealer base to increase marketplace registrations and engagement, and providing a channel through which to bundle marketplace products and services. We are focused on increasing the attach rate of our finance offerings across our marketplaces, growing share across the broader floorplan finance market, and deploying innovative new services and offerings. Additionally, AFC maintains best-in-class safeguards and processes to identify, mitigate and manage risk across their portfolio. We believe AFC’s pipeline of innovation and in-market presence branch model that is paired with its centralized, highly efficient services positions this business well for continued growth and meaningful contribution to OPENLANE’s overall results.
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
•Enabling capabilities: As the wholesale used vehicle industry continues to migrate to digital, our capabilities are evolving to meet the increased customer needs and expectations in a digital marketplace. We are enhancing our imaging, inspection and vehicle representation capabilities and leveraging AI to more closely simulate seeing and touching a vehicle in person. We also intend to continue to build on and diversify our data and analytics capabilities, providing our customers with actionable information to help them make better, more informed buying and selling decisions.
•Talent: Our digital model has enabled us to become a more efficient organization. We are reducing our overall cost structure while making investment in our technology, engineering, analytics and product development teams.
•Vehicle logistics center locations and operations: In our Canadian market, our 14 vehicle logistics center locations serve as local and regional hubs for our customers and OPENLANE's digital simulcast auctions. They also allow us to provide comprehensive services to on-premise and off-premise customers, including inspection, reconditioning, mechanical work, storage and logistics.
Delivering the Best Customer Experience: We are highly focused on simplifying the customer experience at every step of the process, from registration, to activation, to transaction and post-transaction services. Simplification also allows our business to more quickly develop and deploy innovation and better respond to changing customer needs and market conditions. Our marketplaces feature consolidated technology platforms that leverage the best features and capabilities from across our offerings, provide dealers with greater choice and flexibility and deliver an easier, more streamlined customer experience. We have also been centralizing many key customer support and administrative functions to ensure a faster, more predictable and consistent experience for our customers. In 2024 and again in 2025, we implemented new processes and metrics to measure our progress in creating a differentiated customer experience, and to capture customer feedback that now directly contributes to our product roadmap, sales approach and marketing activities. As these efforts progress, we expect increased engagement from our dealers, increased efficiency in our operations and technology development and improved results across our marketplace business. Additionally, a more simplified business will help us focus our investments, accelerate the pace of innovation and manage our operating costs to the evolving market realities of our business.
Our Business Segments
We operate as two reportable business segments: Marketplace and Finance. Our revenues for the year ended December 31, 2025 were distributed as follows: Marketplace 78% and Finance 22%.
Marketplace
Overview
OPENLANE is a leading digital marketplace for wholesale used vehicles operating in the United States, Canada and Europe. Our technology and people connect the leading automotive manufacturers, dealers, rental companies, fleet operators, captive finance and lending institutions as buyers and sellers to facilitate approximately 1.5 million annual vehicle transactions with a GMV of $28.8 billion in 2025. Digital marketplace sales are initiated online and include OPENLANE US, OPENLANE Canada and OPENLANE Europe. Our portfolio of integrated technology, data analytics, financing, logistics, and other remarketing solutions, combined with our vehicle logistics centers in Canada, power transactions on our marketplace and help advance our purpose: to make wholesale easy so our customers can be more successful.
Vehicles available on our marketplaces include vehicles from commercial customers such as off-lease vehicles, repossessed vehicles, rental vehicles and other fleet vehicles that have reached a predetermined age or mileage, as well as vehicles from dealer customers turning their inventory and consumer trade-ins. Liquidity and the breadth and selection of inventory offered on our marketplaces are essential to our sellers and buyers. The number of vehicles offered for sale and sold on our marketplaces are key drivers of our costs incurred and revenues generated.
Via online or mobile application access, we offer wholesale vehicle marketplaces, as well as value-enhancing ancillary services in an effective and efficient manner to maximize returns for the sellers of used vehicles while helping buyers source the right inventory for their lot at the right price. Our online marketplaces function 24 hours a day, 7 days a week, providing our customers with maximum exposure for their vehicles and the flexibility to offer vehicles at "buy now" prices or via marketplace sales that last for a defined period of time. We also provide SaaS-based, customized "private label" selling systems (including "buy now" functionality as well as other online sales formats), particularly for our commercial customers. At OPENLANE Canada vehicle logistics center locations, vehicles are typically offered for sale on at least a weekly basis and the marketplace sales are streamed using a simulcast technology so that remote bidders can participate via our online products.
We generate revenue from fees paid by vehicle buyers and sellers, as well as through selling ancillary services. For the majority of transactions, we do not take title to, or bear the risk of loss for, vehicles sold on our marketplaces. Our buyer fees are typically based on a tiered structure with fees increasing with the sale price of the vehicle, while seller fees are typically fixed. We add buyer fees to the gross sales price paid by buyers for each vehicle, and generally customers do not receive title and/or possession of vehicles after purchase until payment is received, proof of floorplan financing is provided or credit is approved. We generally deduct seller fees and other ancillary service fees to sellers from the gross sales price of each vehicle before remitting the net amount to the seller.
In some cases, we also sell vehicles we have purchased, which represent approximately 2% of the total volume of vehicles sold. The vehicles we purchase are remarketed through our marketplace platforms. Since these vehicle titles transfer to us, the entire selling and purchase price of the vehicle is recorded as revenue and cost of services upon sale.
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

Transportation Services
We provide transportation services utilizing primarily licensed and insured third-party carriers as well as some Company owned resources. Through our proprietary technology that provides automated vehicle shipping services, customers can instantly review price quotes and delivery times, and vehicle transporters can check available loads and also receive instant notification of available shipments.

Inspection Services
We inspect many of the vehicles that are offered for sale in our marketplaces through a combination of our employees and third parties using our proprietary technologies, including AI-powered tools. In addition, we provide vehicle condition reporting, inventory verification auditing, program compliance auditing and facility inspections to non-marketplace customers. Field managers are equipped with a combination of smartphones, handheld computers and digital cameras to record all inspection and audit data on-site. This technology is also utilized at our vehicle logistics center locations, and we believe that the expanded utilization of comprehensive vehicle condition reports with interior and exterior pictures, video and engine audio facilitates dealers sourcing vehicles digitally.

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
Competition
There is a large, competitive wholesale used vehicle industry in North America. We compete with several digital marketplace providers, including ACV Auctions, EBlock and others. We also compete with physical auction providers including Manheim, ADESA, America's Auto Auction and other local and regional independent auctions, many of whom also have their own supplemental digital platforms. In addition, used car retailers, such as CarMax and Carvana, have developed proprietary platforms for selling vehicles to other dealers, and some dealers still utilize independent wholesalers to buy and sell used vehicles. We also compete with other automotive industry participants with vehicle remarketing capabilities, such as salvage auction and rental car companies. In the United States, competition is strongest with Manheim for the supply of used vehicles from national commercial sellers. In Canada, we are the largest wholesale used vehicle marketplace operator. The supply of vehicles from dealers in the U.S. and Canada is dispersed among all of the marketplace and auction competitors in the used vehicle market.
The wholesale used vehicle industry is highly fragmented in Europe. Our digital marketplaces primarily compete with large European digital remarketers, customer-owned systems and others. There are also a number of small independent auction operations throughout Europe.
Finance
Overview
AFC is a leading provider of floorplan financing to independent vehicle dealers. We provide short-term inventory-secured financing, known as floorplan financing, to independent vehicle dealers through a hybrid of physical locations and a digital servicing network throughout North America. In 2025, AFC serviced approximately 1.7 million loan transactions, which includes both floorplans originated and floorplans extended, or curtailed.
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
We generate a significant portion of our revenues from fees. These fees include origination, floorplan, curtailment and other related program fees. When the loan is extended or paid in full, AFC collects all accrued fees and interest. In addition, AFC provides liquidity for customer trade-ins which can encompass settling lienholder payoffs. We also provide title services for our customers throughout North America.
Customers and Locations
Floorplan financing primarily supports independent vehicle dealers in North America who purchase vehicles on our marketplaces or those of our competitors and for non-auction purchases. In 2025, approximately 88% of the vehicles floorplanned by AFC were vehicles purchased by dealers on our marketplaces or through another wholesale channel. Our ability to provide floorplan financing facilitates the growth of vehicle sales for independent vehicle dealers. As of December 31, 2025, we serviced customers through approximately 90 locations (hybrid of physical locations and a digital servicing network) in markets with a significant concentration of AFC customers. Geographic proximity to the customers gives our employees the ability to stay in close contact with outstanding accounts, thereby better enabling them to manage credit risk and build customer relationships. In addition, the majority of U.S. titles are processed and held in a centralized location, enabling field personnel more time to focus on our dealers.
As of December 31, 2025, AFC had approximately 11,600 active dealers with an average line of credit of approximately $379,000 and no one dealer representing greater than 2.5% of our portfolio. An average of approximately 16 vehicles per active dealer were outstanding with an approximate average value outstanding of $12,800 per vehicle as of December 31, 2025.

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
Credit
The extension of a credit line to a dealer starts with the underwriting process. Credit lines up to $750,000 are extended using a proprietary scoring model developed internally by AFC. Credit lines in excess of $750,000 may be extended using underwriting guidelines which generally require dealership and personal financial statements, monthly bank statements, sales reports and tax returns. The underwriting of each line of credit requires an analysis, write-up and recommendation by the credit department and, in the case of credit lines in excess of $750,000, final approval by a credit committee.
Portfolio Servicing
AFC has provided floorplan financing for over 35 years. Our procedures, proprietary systems, risk models and extensive historical data enable us to manage our credit risk by tracking each vehicle from origination to payoff, while expediting services through our field network. Typically, we assess a floorplan fee at the inception of a loan and we collect all accrued fees and interest when the loan is extended or repaid in full. In addition, AFC generally holds the title or other evidence of ownership to all vehicles which are floorplanned. Typical loan terms are 30 to 90 days, each with a possible loan extension. For an additional fee, this loan extension allows the dealer to extend the duration of the loan beyond the original term for another 30 to 90 days, and generally requires the dealer to make payment towards the principal and payment of accrued fees and interest.
Collateral Management
Collateral management is an integral part of daily operations throughout the organization. AFC's data analytics facilitates this collateral management by providing real-time access to dealer information and enables field and corporate personnel to assess and manage potential risk issues. Restrictions are automatically placed on customer accounts in the event of a delinquency, payments by dealers from bank accounts with insufficient funds or poor audit results. Field personnel are proactive in managing collateral by monitoring loans and changes in payoff activity. In addition, around 50,000 routine audits, or inventory audits, are performed annually on the dealers' lots. The audit reconciliation process is centralized in order to better mitigate risk and make available field personnel time to focus on the customer. Poor results from inventory audits typically require personnel to take actions to determine the status of missing collateral, including visiting the dealer personally, verifying units held off-site and collecting payments for units sold. Audits also identify troubled accounts, triggering the involvement of AFC's risk department.
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
Securitization
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. AFC's securitization facility has been in place since 1996. AFC Funding Corporation had a committed facility of $2.0 billion from a third-party facility for U.S. finance receivables at December 31, 2025. The agreement expires on January 31, 2028.
We also have an agreement in place for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables. This securitization facility provides up to C$500 million in financing for eligible finance receivables through a third-party conduit (separate from the U.S. facility). The agreement expires on January 31, 2028. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.

Competition
AFC provides short-term dealer floorplan financing of wholesale vehicles primarily to independent vehicle dealers in North America. At the national level, AFC's competition includes NextGear Capital, Westlake, Kinetic and other specialty lenders, banks and financial institutions. At the local level, AFC faces competition from banks, credit unions and independent auctions who may offer floorplan financing to local customers.
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
In addition, changes in working capital vary from quarter-to-quarter as a result of the timing of collections and disbursements of funds to consignors from marketplace sales held near period end. Furthermore, variability in AFC's finance receivables portfolio commonly results in changes to working capital.
Government Regulation
Our operations are subject to regulation, supervision and licensing under various federal, state, provincial, local and foreign authorities, agencies, statutes and ordinances, which, among other things, require us to obtain and maintain certain licenses, permits and qualifications, provide certain disclosures and notices, limit interest rates, fees and other charges and protect personal data. Some examples of the regulations and laws that impact our company are included in Item 1A. "Risk Factors" under the risk: "We are subject to a complex framework of federal, state, local and foreign laws and regulations, which have in the past, and could in the future, subject us to claims, challenge our business model, or otherwise harm our business." Changes in government regulations or interpretations of existing regulations could result in increased costs, fluctuations in vehicle pricing and decreased profitability for us. In addition, failure to comply with present or future regulations or changes in existing regulations or in their interpretation could have a material adverse effect on our operating results and financial condition.
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
Employees and Human Capital
At December 31, 2025, we had approximately 4,800 employees, of which approximately 2,000 were located in the U.S. and approximately 2,800 were located in Canada, Europe, Uruguay and the Philippines. Approximately 84% of our workforce consists of full-time employees. None of our employees participate in collective bargaining agreements. In addition to the employee workforce, we utilize independent contractors and temporary labor services to provide certain services.
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
Available Information
Our website address is corporate.openlane.com. Our electronic filings with the Securities and Exchange Commission ("SEC"), including all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Principal Executive and Senior Financial Officers and charters of the audit committee, the compensation committee and the nominating and corporate governance committee of our board of directors are available on our website and available in print to any stockholder who requests it. The information posted on our website is not incorporated into this Annual Report, and any references to our websites are intended to be inactive textual references only.
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
Risks Related to Our Business and Operations
If we are unable to successfully execute on our business strategy, or if our strategy proves to be ineffective, our business, financial performance and growth could be adversely affected.
Our business, results of operations and financial condition depend on our ability to execute our business strategy. See “Our Business Strategy” under “Item 1. Business” included in this Annual Report on Form 10-K. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control. Accordingly, we cannot predict whether we will succeed in implementing these strategic initiatives, and even if we do succeed, we may not realize the expected benefits of our strategy. The costs of certain investments to implement our business strategy will adversely impact our financial performance in the short-term and failure to realize the benefits of these investments may adversely impact our financial performance over the longer term.
We may not properly leverage or make the appropriate investment in technology advancements.
Our business is dependent on information technology, particularly as we continue to execute our digital transformation strategy. Robust information technology systems, platforms and products are critical to our operating environment, digital online products and competitive position. We have made and continue to make investments to improve our information technology infrastructure, including technology platform consolidation initiatives and an enterprise resource planning (ERP) system conversion. These and other technology initiatives that management considers important to our long-term success require capital investment, have significant risks associated with their execution, and could take several years to implement. If we are unable to develop and implement these initiatives in a cost-effective, timely manner or at all, or if we encounter unforeseen problems with our new systems and processes or in migrating away from our existing systems and processes, our operations and our ability to manage our business could be negatively impacted as we may experience disruptions in our business operations, loss of customers, loss of revenue or damage to our reputation.
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
Our efforts to utilize emerging technology, including artificial intelligence, may not be successful, cost effective or compliant and may expose us to additional risks.
We expect our business to increasingly rely on emerging technology, including artificial intelligence, to optimize our operations, enhance our products and services, and improve customer experiences. The development, adoption and use of artificial intelligence and related technologies is still in the early stages and involve significant risks and uncertainties (including those described elsewhere in this Item 1A), which may expose us to legal, reputational, operational and financial harm. Our business may be adversely affected if we cannot successfully integrate the technology into our internal business processes, products, and services in a timely, cost-effective, compliant, and responsible manner. Flaws, breaches or malfunctions in these technologies could lead to operational disruptions, increased costs, or erroneous decision-making and outputs, impacting our operations, reputation and financial condition.

Unsuccessful implementation of business initiatives to reduce costs and align our business to our digital operating model, or unintended consequences of the implementation of such initiatives, may adversely affect our business.
Over the past several years, we have taken certain steps to reduce the cost of our operations, improve efficiencies, and realign our organization and staffing to better match our market opportunities and digital initiatives. We have continued to restructure our business to reflect the current market and asset-light digital model, reallocate our resources towards the highest growth initiatives, consolidate our platforms, transition to cloud-based solutions and leverage a global shared services model. We expect to continue to implement cost reduction and business alignment initiatives as we seek to realize operating synergies, achieve our target operating model and profitability objectives, and more closely reflect changes in the strategic direction of our business. These changes could be disruptive to our business, and we may experience a loss of accumulated knowledge, loss of continuity and inefficiency, adverse effects on employee morale, loss of key personnel and other retention issues during transitional periods. These initiatives require a significant amount of time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of our cost reduction and business alignment initiatives, it could have an adverse effect on our competitive position and market share, business, financial condition and results of operations.
We operate in a highly competitive industry. If we are not successful in competing with our known competitors and/or disruptive new entrants, then our market position or competitive advantage could be threatened and our business and results of operations could be adversely impacted.
We face significant competition for the supply of used vehicles, the buyers of those vehicles and the floorplan financing of these vehicles. Our principal sources of competition primarily come from: (i) large, established competitors (e.g., Manheim, ADESA U.S. (Carvana), America's Auto Auction, ACV Auctions, EBlock and NextGear Capital), (ii) emerging and smaller providers, including new or local vehicle remarketing venues and dealer financing services, and (iii) other participants in the automotive industry with vehicle remarketing or financing capabilities (e.g., salvage auction companies, rental car companies, automobile retailers and wholesalers). Changes in the sources and intensity of competition could result in reduced pricing and margins or loss of market share.
Our marketplace businesses currently compete with a number of physical auction companies and online wholesale and retail vehicle selling platforms. The dealer-to-dealer space in particular is experiencing a digital disruption as competitors and new market participants introduce new technologies. We also face increasing competition from online wholesale and retail marketplaces (generally without any meaningful physical presence) and from our own customers when they sell directly to end users rather than remarket vehicles through our marketplaces. Further, existing e-commerce businesses have and could continue to enter the new and used vehicle markets. If the number of vehicles sold through our marketplaces decreases due to these competitors or other industry changes, or if we are unable to compete and gain market share in the dealer-to-dealer space, our revenue and profitability may be negatively impacted. In addition, our long-lived assets could also become subject to impairment.
At the national level, AFC's competition includes NextGear Capital and other specialty lenders, banks and financial institutions. At the local level, AFC faces competition from banks, credit unions and independent auctions who may offer floorplan financing to local auction customers. Some of our industry competitors who operate wholesale car auctions on a national scale may endeavor to capture a larger portion of the floorplan financing market. AFC offers its customers competitive rates and fees and competes primarily on the basis of quality of service, convenience of payment, scope of services offered to solve customer pain points and historical and consistent commitment to the sector. In addition, AFC offers a workforce in close proximity to its customers. If the number of floorplans originated and serviced decreases due to these competitors, our revenue and profitability may be negatively impacted.
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
In addition, if one or more of our competitors were to consolidate or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or prospective data providers, technology partners, or other parties with whom we have relationships, thereby limiting our ability to develop, improve, and promote our solutions. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our revenue, business, and financial results.
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
We are dependent on the supply of used vehicles in the wholesale market, and our financial performance depends, in part, on conditions in the automotive industry. The automotive industry has experienced unprecedented market conditions in recent years (including but not limited to those caused by production and supply chain issues and trade tensions), which has resulted in significant fluctuations in used vehicle values and declines in vehicle volumes in the wholesale market.
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
Volumes of off-lease vehicles in subsequent periods will be affected by total new vehicle sales and the future leasing behavior of manufacturers and lenders; therefore, we are not able to accurately predict the volume of vehicles coming to the wholesale market. The supply of off-lease vehicles coming to wholesale channels is also affected by the market value of used vehicles compared to the residual value of those vehicles per the lease terms. In most cases, the lessee and the dealer have the ability to purchase the vehicle at the residual price at the end of the lease term. Generally, as market values of used vehicles rise, the number of vehicles purchased at residual value by the lessees and dealers increases, thus decreasing the number of off-lease vehicles available to the wholesale market. Lower volumes of off-lease vehicles have become available to the wholesale market in recent years, which has and could continue to adversely affect our revenues and profitability.
Further, macroeconomic and geopolitical factors, including inflationary pressures, changes in interest rates, tariffs, volatility of oil and natural gas prices and declining consumer confidence impact the affordability and demand for new and used vehicles. Adverse conditions (such as labor, supply chain, production, or financial issues) affecting one or more automotive manufacturers also impact the supply of vehicles. These factors and related impacts present a risk to our operations and the stability of the automotive industry.
In addition, the supply of vehicles coming to the wholesale market may be impacted by changes to the broader automotive industry. For example, increased demand for electric and hybrid vehicles could cause the number of vehicles coming to the wholesale market to decline and the ancillary services we provide to decline or change. Technological changes, including the development of autonomous vehicles, ride-sharing, transportation networks, subscription models, and new trends and methods of travel could reduce consumer demand for used vehicles that are offered on our marketplaces or otherwise disrupt our current business model. In addition, technology related to artificial intelligence is advancing rapidly, and its future impact on the automotive industry is unknown. If we are unable to or otherwise fail to successfully adapt to industry changes, our business, financial condition and results of operations could be materially and adversely affected.
Used vehicle prices impact fee revenue per unit and conversion rates and may impact the supply of used vehicles, loan losses at AFC and could adversely affect our profitability.
The volume of new vehicle production, accuracy of lease residual estimates, interest rate fluctuations, customer demand, and changes in regulations and trade policies, among other things, all potentially affect the pricing of used vehicles. Used vehicle prices may affect the volume of vehicles entered for sale in our marketplaces and the demand for those used vehicles, the fee revenue per unit, marketplace conversion rates, loan losses at AFC and our ability to retain customers. When used vehicle prices are high, dealer customers may retail more of their trade-in vehicles on their own rather than selling them in the wholesale channel. A sustained reduction in used vehicle pricing could result in a potential loss of consignors, an increase in loan losses at AFC and decreased profitability.
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
We provide an allowance for loan losses based on a variety of assumptions and judgments about AFC’s finance receivables portfolio. Although management establishes an estimate it believes is appropriate based on available information, this allowance may not be adequate. For example, when economic conditions deteriorate unexpectedly, additional loan losses not incorporated in the existing allowance may occur. Losses in excess of the existing allowance for loan losses could have a material adverse effect on our business, results of operations and financial condition.
We may be unable to meet our customers’ expectations, which could impact customer retention and adversely affect our operating results and financial condition.
We believe our future success depends in part on our ability to respond to changes in customer requirements and our ability to meet regulatory requirements for our customers. Many of our customers, including our financial institution customers, are subject to significant and evolving regulations. We work to develop strong relationships and interactive dialogue with our customers to better understand current trends and customer needs. Our success will also depend, in part, on our ability to provide customers with a user-friendly digital experience. If we are not successful in meeting our customers' expectations, our customer relationships could be negatively affected and result in a loss of future business, which would adversely affect our operating results and financial condition. In addition, we face risks with respect to fraudulent and unlawful activities impacting our platforms and services, including entry into and use of our marketplaces by bad actors and vehicle theft. The perception of or allegations involving fraudulent or other unlawful activities (including but not limited to those involving the integrity of the competitive sales process) could erode customer trust and engagement. If our processes and procedures designed to detect and reduce the occurrence of fraudulent and other unlawful activities are circumvented or otherwise fail to combat such activities, our operating results, reputation and customer relationships may suffer.
Our business and operating results would be adversely affected if we lose one or more significant customers.
Loss of business from, or changes in the consignment patterns of, our key customers could have a material adverse effect on our business and operating results. Generally, commercial and dealer customers do not make binding long-term commitments to us regarding consignment volumes and are not otherwise obligated to conduct transactions through our marketplaces. Many of our customer agreements can be terminated by the customer for convenience on advance written notice, which provides our customers with the opportunity to renegotiate their agreements with us or to award more business to our competitors. Any such customer could reduce its overall supply of vehicles for our marketplaces, seek protection under the bankruptcy laws, or otherwise seek to materially change the terms of its business relationship with us at any time. Dealership and other customer consolidations may further intensify these risks. There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers or business partners on acceptable terms or at all, or collect amounts owed to us from customers or business partners. Any such change could harm our business and operating results. While no single customer accounted for 10% or more of our consolidated revenues in 2025, the loss of, or material reduction in business from, our key customers could have a material adverse effect on our business and operating results.
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
In recent years, we have transformed our business through the completion of several strategic acquisitions and divestitures. We regularly evaluate a variety of potential strategic transactions, including acquisitions, divestitures, investments and other strategic alliances. We may not successfully identify, complete or manage the risks presented by these strategic transactions. As described in more detail below, our success depends in part on our ability to identify suitable transactions, negotiate favorable contractual terms, comply with applicable regulations and receive necessary consents, clearances and approvals, integrate or separate businesses, and realize the full extent of the benefits, cost savings or synergies presented by strategic transactions.
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
We have also divested businesses and assets and may consider divesting businesses and assets in the future. Some of the same risks exist if and when we decide to sell a business or assets. In addition, divestitures often involve additional risks, including but not limed to: (i) difficulties in the separation of operations, services, data, technology, products and personnel; (ii) inability to fully reduce fixed costs previously associated with the divested assets or business; (iii) the need to provide or receive transitional services (including ongoing network and system access); (iv) reliance on counterparty compliance with transaction agreements (e.g., Carvana complying with payment obligations and AFC’s right to occupy office space in Carvana's physical auction locations under the commercial agreement); (v) entering into restrictive covenants that restrict us from conducting certain activities for multiple years; and (vi) the need to agree to retain or assume certain liabilities and indemnification obligations and rely on the counterparty to satisfy its respective indemnification obligations. Gains or losses on the sales of, or lost operating income from, those businesses and assets may also affect our operating results and financial condition. We may not be successful in managing these or any other significant risks that we encounter in divesting businesses or assets, and, as a result, we may not achieve some or all of the expected benefits of the divestitures.
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
We anticipate that our non-U.S. based operations will continue to subject us to risks associated with operating on an international basis, including but not limited to the following: (i) exposure to foreign currency exchange rate risk; (ii) exposure to the principal or purchase auction model rather than the agency or consignment model (which may have an adverse impact on our margins and expose us to inventory risks); (iii) restrictions on our ability to repatriate funds, as well as repatriation of funds currently held in foreign jurisdictions (which may result in higher effective tax rates); (iv) taxes, tariffs, trade barriers, trade disputes, and other regulatory limitations or measures, including retaliatory countermeasures; (v) compliance with anti-corruption and anti-bribery laws; (vi) laws, rules and regulations governing digital commerce and online services; (vii) compliance with various privacy regulations, data localization and/or data residency requirements and cross-border data transfer regulations; (viii) dealing with unfamiliar regulatory agencies and laws, including those favoring local competitors; (ix) political and/or economic instability and tensions, including tensions between governments and changes in international economic policies; (x) geopolitical instability, terrorism, war and military conflicts; (xi) the difficulty of managing and staffing foreign offices, as well as the increased travel, infrastructure, legal and compliance costs associated with international operations; (xii) localizing our products and services; and (xiii) adapting to different business cultures and market structures.
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
We rely on information technology systems, some of which are managed by third parties, to process, transmit and store confidential, proprietary and personal information about, or on behalf of, potential, current and former customers, employees and other third parties (referred to as "sensitive data"), and to manage or support a variety of our business processes and activities. The secure operation of these systems, and the maintenance, reliability and availability of these systems, are critical to our business operations and strategy. The technology and infrastructure to operate some of our businesses is provided, in whole or in part, by third-party service providers, and we do not own or control the operation of third-party systems and facilities. Our systems and the third-party systems with which we interact are subject to damage, failure or interruption due to various reasons, including but not limited to power or other critical infrastructure outages, facility damage, physical theft, telecommunications failures, security incidents, cyber-attacks (including the use of malicious code, viruses, worms, phishing, social engineering, deepfakes, spyware, malware, denial of service attacks, and ransomware), natural disasters and catastrophic events, legacy applications, integration delays, inadequate system hygiene and inadequate or ineffective redundancy measures. We, our customers and our vendors also rely on each other's information technology systems to conduct our respective operations. Any significant disruptions of our systems and services or those of our customers or vendors could negatively impact our business and customers, damage our reputation and materially adversely affect our financial position and results of operations.
We have experienced cyber-attacks and security incidents of varying degrees and believe we will continue to be a potential target of such threats and attacks. This threat has increased corresponding to the increased sophistication and activities of organized crime, nation-state actors, hackers, terrorists and other bad actors. The systems and infrastructure of parties we do business with or otherwise rely on have also in the past experienced and may in the future experience such threats and attacks. Cyber-attacks or other security incidents compromise sensitive data and could lead to service interruptions, malfunctions or other failures in the systems and technology that supports our businesses and customers, as well as the operations of our customers or other third parties. Cyber-attacks or other security incidents could also damage our reputation and cause us to incur substantial costs, regulatory penalties, financial losses to us, our customers and partners, and loss of customers and business opportunities. If such cyber-related events are not detected in a timely manner, their effect could be compounded.
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
If our information technology systems are compromised, become inoperable for extended periods of time or cease to function properly, we may have to make a significant investment to fix or replace the information technology and our ability to provide services and solutions to our customers may be impaired, which would have a material adverse effect on our consolidated operating results and financial position. In addition, as cyber-threats continue to evolve in both intensity and velocity, we may be required to expend significant additional resources to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Further, the rapid evolution and increased adoption of artificial intelligence increases the risk of cyber-attacks and security incidents. Use of artificial intelligence by our employees and vendors, whether authorized or unauthorized, also increases the risk that our intellectual property and other proprietary information will be unintentionally disclosed. Any of the risks described above could result in the loss or misuse of sensitive data, disrupt our business, damage our reputation, expose us to legal liability and materially adversely affect our consolidated financial position and results of operations.
Compliance with U.S. and global privacy and data security requirements could result in additional costs and liabilities, and the failure to comply with such requirements could adversely affect our business, financial condition and reputation.
Aspects of our operations and businesses are subject to privacy regulations in the United States, including but not limited to the California Consumer Privacy Act, as amended and expanded by the California Privacy Rights Act, and around the globe, most notably the European Union’s General Data Protection Regulation. We collect, process and store sensitive data, including proprietary business and customer information, as well as personally identifiable information of our customers, their consumers and our employees. Many U.S. and foreign jurisdictions have passed, or are currently contemplating, a variety of artificial intelligence, consumer protection, data privacy, and data security laws and regulations that impact our business or the business of our customers and vendors, including consumer notification and other requirements in the event that consumer information is accessed and/or acquired by unauthorized persons and regulations regarding the use, access, accuracy, security and retention of such data. These laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations and enforcement. The regulatory framework for privacy and data security issues has become increasingly burdensome and complex worldwide, and is expected to continue to be so for the foreseeable future.
Our compliance with and other burdens imposed by global laws and regulations relating to privacy, data protection, information security and artificial intelligence may materially increase our costs, make it more difficult to meet customer expectations or otherwise limit our ability to continue or pursue certain business activities. As we incorporate emerging technologies like artificial intelligence, machine learning, and generative artificial intelligence into our business, products and services, we are further exposed to rapidly evolving regulations. Our failure, or the failure of a business partner, to comply with applicable laws, regulations or contractual obligations could also result in fines, sanctions, private litigation, government enforcement, business disruption, credit reporting and other expenses, damage to our reputation, breach of contractual obligations, indemnification obligations and loss of customers. We maintain cyber risk insurance, but this insurance may not be sufficient to cover losses from any future disruption, security incident or breach.
If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.
The effective protection of our intellectual property rights is critical to our success. We rely and expect to continue to rely on a combination of confidentiality, assignment and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect our proprietary rights. In the United States and internationally, we have filed various applications for protection of certain aspects of our intellectual property, and we currently hold issued patents in the United States, Europe and Canada. However, third parties may infringe our proprietary rights or challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any of these cases, we may be required to expend significant time and expense to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, there can be no assurance that such measures will be adequate or that others will not offer products or concepts that are substantially similar to or otherwise competitive with ours. Changes in laws and regulations or adverse court rulings may also negatively affect our ability to protect our proprietary rights or prevent others from using our intellectual property and technology. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our services and technologies. Any of these events could have an adverse effect on our business and financial results.
We may be subject to patent or other intellectual property infringement claims, which could have an impact on our business or operating results due to a disruption in our business operations, the incurrence of significant costs and other factors.
From time to time, we face allegations that we infringed or otherwise violated third party patent or intellectual property rights, and the number of these claims could increase in the future. This risk may be exacerbated by the use of new and emerging technologies, including artificial intelligence. Claims of intellectual property infringement or other intellectual property violations against us or our providers could require us to enter into licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question, which could require us to change business practices and limit our ability to compete effectively. Even if we believe that the claims are without merit, the claims can be time-consuming and costly to defend and may divert management’s attention and resources away from our businesses. If we are required to take any of these actions, it could have an adverse impact on our business and operating results.

Reliance on third-party technology and vendors for key components of our business could adversely affect our business.
We rely on third-party technology for certain of our critical business functions, including certain inspection, data management and marketplace technologies. We also rely on third-party vendors to supply key products and services to us and our customers, including vehicle transporters and offshore outsourcing arrangements. If these technologies fail, or if such third-party service providers or strategic partners were to cease operations, temporarily or permanently, experience financial distress, technology challenges, cybersecurity incidents, or other business disruptions, increase their fees, or if our relationships with these providers or partners deteriorate or terminate, we could suffer increased costs and we may be unable to provide similar services for ourselves and our customers until an equivalent provider could be found or we could develop replacement technology or operations. In addition, if we are unsuccessful in identifying or finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or if we ineffectively manage these relationships, it could have an adverse impact on our business and financial results. If any of our vendors or suppliers fail to deliver their products or services for any reason, our business, financial condition and results of operations may be harmed.
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
•Decline in the demand for used vehicles. We may experience a decrease in demand for used vehicles from dealer customers due to factors including the pricing of or lack of availability of consumer credit and declines in consumer spending and consumer confidence. Adverse credit conditions also affect the ability of dealers to secure financing to purchase used vehicles, which further negatively affects buyer demand. Further, rising interest rates can depress the sales of new and used vehicles due to the direct relationship between interest rates and monthly loan payments, a critical factor for many consumers. If increased interest rates depress the sales of new and/or used vehicles, then used vehicle trade-ins to dealers and wholesale volumes could be negatively impacted. In addition, a reduction in the number of franchise and independent used car dealers may reduce dealer demand for used vehicles. These factors could adversely affect our revenues and profitability.
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
•Volatility in the asset-backed securities market. Volatility and disruption in the asset-backed commercial paper market could lead to a narrowing of interest rate spreads at AFC in certain periods. In addition, AFC securitizes a majority of its finance receivables on a revolving, variable interest rate basis. Volatility and/or market disruption in the asset-backed securities market in the United States or Canada can impact AFC's cost of financing related to, or its ability to arrange financing on acceptable terms through, its securitization facilities, which could negatively affect AFC's business and our financial condition and operations.
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
We have in the past been, and may continue to be, adversely affected by changes in global macroeconomic conditions, including inflation, recession, changes in interest rates, consumer spending rates, energy availability and costs, global supply chain challenges, labor shortages, geopolitical conflicts, pandemics or other local or global health issues. The evolving trade policies, tariffs and other trade restrictions and the related geopolitical uncertainty between the United States and other countries (or any retaliatory actions from such countries), including Canada, have created a dynamic environment that may have a material adverse impact on the automotive industry and on our business and results of operations. Volatility in financial markets and deterioration of global macroeconomic conditions could impact our business and results of operations in a number of ways and could heighten many of the other risk factors noted elsewhere.
Our indebtedness and the terms of our indebtedness could impair our financial condition and adversely affect our ability to react to changes in our business.
As of December 31, 2025, our total debt was approximately $550.0 million, exclusive of liabilities related to our securitization facilities which are not secured by the general assets of OPENLANE, and we had $409.9 million of borrowing capacity under our Revolving Credit Facilities (net of $42.6 million in outstanding letters of credit).
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
In addition, if we are unable to generate sufficient cash from operations to service our debt and meet other cash needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, particularly because of the restrictions imposed by the Credit Agreement on our ability to incur additional debt and use the proceeds from asset sales. If we must sell certain of our assets, it may negatively affect our ability to generate revenue. The inability to obtain additional financing could have a material adverse effect on our financial condition.
If we cannot make scheduled payments on our debt, we would be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, the lenders under our Credit Agreement could terminate their commitments to lend us money and foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.
Furthermore, the Credit Agreement includes, and future debt instruments may include, certain restrictive covenants which could limit our ability to enter into certain transactions in the future and may adversely affect our ability to operate our business.

A portion of our net income is derived from our international operations, which exposes us to foreign exchange risks that may impact our financial statements. In addition, increases in the value of the U.S. dollar relative to certain foreign currencies may negatively impact foreign buyer participation in our marketplaces.
Fluctuations between U.S. and foreign currency values may adversely affect our results of operations and financial position, particularly fluctuations with Canadian currency values. In addition, there may be tax inefficiencies in repatriating cash from our foreign subsidiaries. Approximately 43% of our revenues from continuing operations were attributable to our foreign operations for the year ended December 31, 2025. The results of operations of our foreign subsidiaries are translated from local currency into U.S. dollars for financial reporting purposes. Changes in the value of foreign currencies, particularly the Canadian dollar and the euro relative to the U.S. dollar could negatively affect our profits from foreign operations and the value of the net assets of our foreign operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial condition or results of operations as reported in U.S. dollars.
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
•We are subject to rapidly evolving laws and regulations with respect to emerging technologies being incorporated into our business, including artificial intelligence, machine learning and data analytics.
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
Additionally, we are subject to evolving (and often conflicting) regulations and expectations regarding climate change and other environmental, social and governance topics from governments, investors and other stakeholders, which may have negative impacts on our business.
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
Typically, following the sale of a vehicle, we do not release the vehicle and/or title to a buyer until we have received full payment from the buyer or confirmation of arrangement for such payment. However, we may release the vehicle to the buyer and/or remit payment to a seller before receiving payment from a buyer and/or completing arbitration, and, in those circumstances, we bear settlement risk. Revenue for a vehicle consigned to us for sale typically includes only the applicable buyer and seller fees associated with the transaction and not the vehicle sale proceeds. As a result, any failure to collect a receivable from the buyer or recover sale proceeds from a seller may result in a loss up to the amount of the vehicle sale proceeds plus the applicable fees and any collection related expenses. If we are unable to collect the vehicle sale price plus applicable fees from buyers or sellers, our revenue and cash flows may be negatively impacted resulting in a material adverse effect on our results of operations and financial condition.
In countries where OPENLANE Europe operates, the wholesale market generally operates on a principal basis, in which a vehicle is purchased by the auction and then resold (purchase auction model), rather than on an agent basis, in which the auction acts as a sales agent for the owner of the vehicle (consignment model). Our other marketplace businesses also sell vehicles that have been purchased (e.g., returned or inherited vehicles), including in connection with our guarantee offerings (where we may be required to buy back vehicles). When a vehicle is purchased and then resold, rather than sold on a consignment basis, we are exposed to inventory risks, including losses from theft, damage and obsolescence. In addition, when vehicles are purchased, we are subject to changes in vehicle values, which could adversely affect our revenue and profitability.
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
As of December 31, 2025, 300,277 shares of our Series A Preferred Stock were outstanding, representing approximately 14% of our outstanding common stock, including the Series A Preferred Stock on an as-converted basis. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends were payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payment dates (through June 30, 2022), and thereafter, in cash or in kind, or any combination thereof, at our option. Because holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Series A Preferred Stock, and the subsequent issuance of additional shares of Series A Preferred Stock through the payment of in kind dividends, effectively reduces the relative voting power of the holders of our common stock. In addition, the conversion of the Series A Preferred Stock into common stock would dilute the ownership interest of existing holders of our common stock. Furthermore, any sales in the public market of the common stock issuable upon conversion of the Series A Preferred Stock would increase the number of shares of our common stock available for public trading, and could adversely affect prevailing market prices of our common stock. Pursuant to customary registration rights agreements, we were required to register for resale the shares of Series A Preferred Stock and the shares of common stock issuable upon conversion of the Series A Preferred Stock. This registration facilitates the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.
Apax and the other holders of our Series A Preferred Stock may exercise influence over us.
As of December 31, 2025, the outstanding shares of our Series A Preferred Stock represented approximately 14% of our outstanding common stock, including the Series A Preferred Stock on an as-converted basis. The terms of the Series A Preferred Stock require the approval of a majority of our Series A Preferred Stock by a separate class vote for us to:
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
The Series A Preferred Stock ranks senior to the shares of our common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of our affairs. The holders of the Series A Preferred Stock have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any other class or series of capital stock, an amount equal to the greater of (a) the sum of the original liquidation preference plus all accrued but unpaid dividends or (b) the amount that such holder would have been entitled to receive upon our liquidation, dissolution and winding up if all outstanding shares of such series of Series A Preferred Stock had been converted into common stock immediately prior to such liquidation, dissolution or winding up. In addition, the holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears (dividends were payable in kind for the first eight dividend payments through June 30, 2022, and thereafter in cash or in kind). The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis. The holders of our Series A Preferred Stock also have the right, subject to certain exceptions, to require us to repurchase all or any portion of the Series A Preferred Stock upon certain change of control events at the greater of (a) the consideration the holders would have received if they had converted their shares of Series A Preferred Stock into common stock immediately prior to the change of control event and (b) 105% of the sum of (i) the liquidation preference thereof and (ii) all accrued but unpaid dividends.

These dividend and share repurchase obligations could impact our liquidity and reduce the amount of cash flows available for general corporate purposes. Our obligations to the holders of the Series A Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. These preferential rights could also result in divergent interests between the holders of the Series A Preferred Stock and holders of our common stock.
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
Future sales by us or by our existing stockholders of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. These sales also could impede our ability to raise future capital. Under our amended and restated certificate of incorporation, we are authorized to issue up to 400,000,000 shares of common stock, of which 106,175,229 shares of common stock were outstanding as of December 31, 2025. In addition, pursuant to a registration statement under the Securities Act, we have registered shares of common stock reserved for issuance in respect of stock options and other incentive awards granted to our officers and certain of our employees. If any of these holders cause a large number of securities to be sold in the public market, including common stock issuable upon conversion of the Series A Preferred Stock, the sales could reduce the trading price of our common stock. We cannot predict the size of future sales of shares of our common stock or the effect, if any, that future sales, or the perception that such sales may occur, would have on the market price of our common stock.
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
Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. We are not required to declare cash dividends on our common stock. Future dividend decisions will be based on and affected by a variety of factors, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in our Credit Agreement, AFC’s securitization facilities, capital requirements and other factors that our board of directors deems relevant. Therefore, no assurance can be given as to whether any future dividends may be declared by our board of directors or the amount thereof.

Our share repurchase program could affect the price of our common stock and increase volatility. In addition, it may be suspended or discontinued at any time, which could result in a decrease in the trading price of our common stock.
In April 2025, our board of directors approved a new share repurchase authorization of up to $250 million of the Company’s outstanding common stock through December 31, 2026. Repurchases of our common stock pursuant to our share repurchase program, or any future share repurchase program, could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased the shares of common stock. Although our share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program's effectiveness. Furthermore, the program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and may be suspended or discontinued at any time, which could cause the market price of our stock to decline.
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
Management leverages the collective expertise of the Company’s information security function which reports to the Chief Financial Officer through the Company’s Chief Information Security Officer (“CISO”). The CISO has served in this position for the Company since 2017, holds various relevant credentials including CISSP (Certified Information Systems Security Professional) and AIGP (Artificial Intelligence Governance Professional), and has extensive cybersecurity and privacy experience having served in information technology roles for over 35 years and cybersecurity leadership roles for 15 years. The CISO reports to the Audit Committee quarterly on information security matters, including, among other things, the Company’s cyber risks and threats, any incidents or events, the status of projects to further strengthen the Company’s information security systems, assessments of the Company’s security program and the emerging regulatory and threat landscape. The CISO also briefs the full Board of Directors on cybersecurity matters at least annually.

As described above, management informs the Audit Committee about prevention, detection, mitigation, resolution, and remediation of cybersecurity incidents quarterly and monitors such matters continuously. The Audit Committee reviews and discusses with management the quality and effectiveness of the Company’s efforts to mitigate such risks and reports such findings to the Board of Directors.
Item 2.    Properties
Our corporate headquarters is located in Carmel, Indiana, where we lease office space pursuant to a lease that expires in 2034. At December 31, 2025, we also owned or leased other properties in the United States, Canada, Europe, the United Kingdom, Uruguay and the Philippines.
The majority of commercial and dealer sales facilitated in the U.S. are done so digitally from a commercial seller facility or dealership to another dealership. Vehicles are not stored or processed through an OPENLANE physical facility in the U.S.
Facilities utilized by the Marketplace segment in Canada primarily include 14 vehicle logistics center locations at December 31, 2025, which are either owned or leased. The OPENLANE Canada facilities consist on average of approximately 60 acres of land per site and have parking areas to store vehicles and may have additional buildings for reconditioning, registration, maintenance, bodywork, and other ancillary and administrative services.
In our Finance segment, AFC has approximately 90 locations in North America at December 31, 2025, including 9 branches which are physically located at OPENLANE Canada vehicle logistics centers and 31 branches located within other competitor locations. Each of the remaining AFC locations (hybrid of physical locations and a digital servicing network) is strategically located in proximity to auctions or major metro areas. AFC generally leases its branches.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
OPENLANE's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "OPLN". This replaced the ticker symbol "KAR," which had been used since December 11, 2009. As of February 13, 2026, there were 4 stockholders of record. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the holders of record.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities made by OPENLANE during the period covered by this report.
Issuer Purchases of Equity Securities
The following table provides information about purchases by OPENLANE, Inc. of its shares of common stock during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
October 1 - October 31	186,680	$26.53	186,680	$209.4
November 1 - November 30	182,341	25.81	182,341	204.7
December 1 - December 31	—	—	—	204.7
Total	369,021	$26.17	369,021

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

Stock Price Performance Graph
The graph below shows the cumulative total stockholder return, assuming an investment of $100 and dividend reinvestment for the period beginning on December 31, 2020 and ending on December 31, 2025, on each of OPENLANE's common stock, the Standard and Poor's SmallCap 600 Index and the Standard and Poor's 500 Index. Our stock price performance shown in the following graph is not indicative of future stock price performance.

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
OPENLANE
S&P 500 INDEX
S&P SMALLCAP 600 INDEX

Company/Index	Base Period 12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
OPENLANE, Inc.	$100	$83.93	$70.12	$79.58	$106.61	$160.02
S&P 500 Index	$100	$128.71	$105.40	$133.10	$166.40	$196.16
S&P SmallCap 600 Index	$100	$126.82	$106.40	$123.48	$134.22	$142.30

Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, anticipated cash requirements and macroeconomic conditions) may be forward-looking statements. Words such as "should," "may," "will," "would," "could," "can," "of the opinion," "confident," "anticipates," "expects," "intends," "plans," "predicts," "projects," "believes," "seeks," "estimates" "continues," "contemplates," "outlook," "position," "initiatives," "goals," "targets," "opportunities" and similar expressions identify forward-looking statements. Such statements, including statements regarding market conditions; our future growth and profitability; anticipated cost savings; revenue increases, credit losses and capital expenditures; contractual obligations; common stock repurchases; changes in the value of foreign currencies relative to the U.S. dollar; tax rates and assumptions; the effects of macroeconomic conditions and geopolitical events (including but not limited to tariffs and trade policies) on our business and industry; business strategies; strategic initiatives, acquisitions and dispositions; business and industry trends and challenges; our competitive position and retention of customers; our use of artificial intelligence technologies; and our continued investment in information technology, among others, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. "Risk Factors" of this Annual Report on Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, the global economic climate and general market, political, economic, and business conditions may amplify many of these risks. The forward-looking statements in this report are made as of the date of this report and we do not undertake to update our forward-looking statements.
Automotive Industry and Economic Impacts on our Business
We are dependent on the supply of used vehicles in the wholesale market, and our financial performance depends, in part, on conditions in the automotive industry. The supply chain issues and market conditions the automotive industry experienced in 2020-2023, including the disruption of new vehicle production, low new vehicle supply and historically high used vehicle pricing have had a material impact on the wholesale used vehicle industry. More recently, new vehicle supply has begun to recover, and this has resulted in wholesale vehicle supply also starting to increase. New lease originations have remained healthy for the last several quarters. As these leases begin maturing in 2026 and beyond, we expect a higher volume of off-lease vehicles available to the wholesale used vehicle industry, with much of that volume expected to flow through OPENLANE first as we support the majority of commercial sellers with off-lease vehicle inventory in North America.
However, macroeconomic and geopolitical factors, including inflationary pressures, tariffs and trade disputes, interest rates, volatility of oil and natural gas prices and declining consumer confidence continue to impact the affordability and demand for new and used vehicles. Further, the continuously evolving tariff and trade environment has become a source of uncertainty in the automotive industry. Due to their evolving nature, we cannot predict whether or for how long certain trends will continue, nor to what degree these trends will impact us in the future.
Overview
OPENLANE is a leading digital marketplace for wholesale used vehicles operating in the United States, Canada and Europe. Our technology and people connect the leading automotive manufacturers, dealers, rental companies, fleet operators, captive finance and lending institutions as buyers and sellers to facilitate approximately 1.5 million annual vehicle transactions with a gross merchandise value ("GMV") of $28.8 billion in 2025. GMV represents the total dollar value of vehicles sold through our marketplaces and serves as an indicator of the health and scale of our digital platforms. Our portfolio of integrated technology, data analytics, financing, logistics and other remarketing solutions, combined with our vehicle logistics centers in Canada, power transactions on our marketplace and help advance our purpose: to make wholesale easy so our customers can be more successful.

Our business is divided into two reportable business segments, each of which is an integral part of the wholesale used vehicle remarketing industry: Marketplace and Finance.
•The Marketplace segment serves its customer base through digital marketplaces in the U.S., Canada and Europe and vehicle logistics center locations in Canada. Comprehensive SaaS-based private label remarketing solutions are offered to automobile manufacturers, captive finance companies and other commercial customers to digitally offer vehicles for sale. Vehicles sold on our digital platforms are typically sold by new and used vehicle dealers, commercial fleet operators, financial institutions, rental car companies, and vehicle manufacturers and their captive finance companies to dealer customers. We also provide value-added ancillary services including inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services.
•Through AFC, the Finance segment provides short-term, inventory-secured financing, known as floorplan financing, primarily to independent vehicle dealers throughout the United States and Canada. In addition, AFC provides liquidity for customer trade-ins which can encompass settling lienholder payoffs. AFC also provides title services for their customers throughout North America. AFC is highly complementary to OPENLANE's marketplace business, extending credit to increase marketplace transactions, leveraging AFC's local dealer base to increase marketplace registrations and engagement, and providing a channel through which to bundle marketplace products and services.
Industry Trends
Wholesale Used Vehicle Industry
We believe the U.S. and Canadian wholesale used vehicle industry has a total addressable market of approximately 15 million vehicles, which can fluctuate depending on seasonality and a variety of other macro-economic and industry factors. This wholesale used vehicle industry consists of the commercial market (commercial sellers that sell to franchise and independent dealers) and the dealer-to-dealer market (franchise and independent dealers that both buy and sell vehicles). The Company supports the majority of commercial off-lease sellers in North America with our SaaS-based technology, and we believe digital applications in general may provide an opportunity to expand the total addressable market for dealer-to-dealer transactions. The supply chain issues and market conditions the automotive industry experienced in 2020-2023, including the disruption of new vehicle production, low new vehicle supply and historically high used vehicle pricing have had a material impact on the wholesale used vehicle industry. More recently, new vehicle supply has begun to recover, and this has resulted in wholesale vehicle supply also starting to increase. New lease originations have remained healthy for the last several quarters. As these leases begin maturing in 2026 and beyond, we expect a higher volume of off-lease vehicles available to the wholesale used vehicle industry, with much of that volume flowing through OPENLANE first as we support the majority of commercial sellers with off-lease vehicle inventory in North America. However, recent tariffs and related trade disputes could impact the number of off-lease vehicles that are available to the wholesale used vehicle industry.
Automotive Finance
AFC works with independent vehicle dealers to improve their results by providing a comprehensive set of business and financial solutions that leverage its local presence of branches and in-market representatives, industry experience and scale, as well as OPENLANE affiliations. Throughout 2025, AFC's North American dealer base was comprised of approximately 15,000 unique independent dealers.
Key challenges for the independent vehicle dealers include demand for used vehicles, disruptions in pricing of used vehicle inventory, access to consumer financing, increased interest rates and increased used car retail activity of franchise and public dealerships (most of which do not utilize AFC or its competitors for floorplan financing). These same challenges, to the extent they occur, could result in a material negative impact on AFC's results of operations. A significant decline in used vehicle sales as a result of a decrease in consumer auto loan originations or other factors listed above, could result in an increased number of dealers defaulting on their loans. In addition, volatility in wholesale vehicle pricing impacts the value of recovered collateral on defaulted loans and the resulting severity of credit losses at AFC. A decrease in wholesale used car pricing could lead to increased losses if dealers are unable to satisfy their obligations.

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
In addition, changes in working capital vary from quarter-to-quarter as a result of the timing of collections and disbursements of funds to consignors from marketplace sales held near period end. Furthermore, variability in AFC's finance receivables portfolio commonly results in changes to working capital.
Sources of Revenues and Expenses
The vehicles sold on our marketplaces generate auction fees from buyers and sellers. The Company generally does not take title to these consigned vehicles and records only its auction fees as revenue ("Auction fees") because it has no influence on the vehicle auction selling price agreed to by the seller and the buyer at the auction. The Company does not record the gross selling price of the consigned vehicles sold at auction as revenue. The Company generally enforces its rights to payment for seller transactions through net settlement provisions following the sale of a vehicle. Marketplace services such as certain inbound and outbound transportation logistics, reconditioning and vehicle inspection and certification ("related fees") are generally recognized at the time of service. Auction fees together with the related fees are presented as "Auction and related fees" in the consolidated statements of income (loss). Our Software as a Service ("SaaS") solutions and collateral recovery services are also generally recognized at the time of service ("SaaS and other revenue" in the consolidated statements of income (loss)). The Company also sells vehicles that have been purchased, which represent approximately 2% of the total volume of vehicles sold. For these types of sales, the Company does record the gross selling price of purchased vehicles sold at auction as revenue ("Purchased vehicle sales" in the consolidated statements of income (loss)) and the gross purchase price of the vehicles as "Cost of services." AFC's revenue ("Finance revenue" in the consolidated statements of income (loss)) is comprised of interest revenue and fee and other revenue associated with our finance receivables. AFC's interest revenue is generally determined based on the applicable prime rate plus a margin.
Although Marketplace revenues include Auction and related fees, our related receivables and payables include the gross value of the vehicles sold. Trade receivables include the unremitted purchase price of vehicles purchased by third parties through our marketplaces, fees to be collected from those buyers and amounts due for services provided by us related to certain consigned vehicles. The amounts due with respect to the services provided by us related to certain consigned vehicles are generally deducted from the sales proceeds upon the eventual auction or other disposition of the related vehicles. Accounts payable include amounts due sellers from the proceeds of the sale of their consigned vehicles less any fees.
Our operating expenses consist of cost of services, finance interest expense, provision for credit losses, selling, general and administrative and depreciation and amortization. Finance interest expense includes the cost of funds on our securitization borrowings and the amortization of debt issue costs on the securitization facilities. Cost of services is composed of payroll and related costs, subcontract services, the cost of vehicles purchased, supplies, insurance, property taxes, utilities, maintenance and lease expense related to vehicle logistics centers and AFC branch locations. Selling, general and administrative expenses are comprised of payroll and related costs, sales and marketing, information technology services and professional fees.

Results of Operations
Overview of Results of OPENLANE, Inc. for the Years Ended December 31, 2025 and 2024:

	Year Ended December 31,
(Dollars in millions except per share amounts)	2025	2024
Revenues
Auction and related fees	$833.5	$735.3
SaaS and other revenue	257.1	295.1
Purchased vehicle sales	410.2	327.0
Finance revenue	433.7	431.1
Total operating revenues	1,934.5	1,788.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	1,041.7	956.3
Finance interest expense	109.9	123.5
Provision for credit losses	42.4	54.3
Selling, general and administrative	445.2	408.6
Depreciation and amortization	91.7	95.2
Gain on sale of business	—	(31.6)
Loss on sale of property	7.0	—
Total operating expenses	1,737.9	1,606.3
Operating profit	196.6	182.2
Interest expense	18.1	21.8
Other (income) expense, net	(13.7)	2.5
Income from continuing operations before income taxes	192.2	157.9
Income taxes	14.5	48.0
Income from continuing operations	177.7	109.9
Income from discontinued operations, net of income taxes	—	—
Net income	$177.7	$109.9
Amounts from continuing operations attributable to common stockholders
Income from continuing operations	$177.7	$109.9
Series A Preferred Stock dividends (including deemed dividends)	(280.8)	(44.4)
Income from continuing operations attributable to participating securities	—	(16.3)
Income (loss) from continuing operations attributable to common stockholders	$(103.1)	$49.2
Income (loss) from continuing operations per share
Basic	$(0.96)	$0.46
Diluted	$(0.96)	$0.45
Overview
For the year ended December 31, 2025, we had revenue of $1,934.5 million compared with revenue of $1,788.5 million for the year ended December 31, 2024, an increase of 8%. For a further discussion of our operating results, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $3.5 million, or 4%, to $91.7 million for the year ended December 31, 2025, compared with $95.2 million for the year ended December 31, 2024. The decrease in depreciation and amortization was primarily the result of assets that have become fully amortized and depreciated.

Interest Expense
Interest expense decreased $3.7 million, or 17%, to $18.1 million for the year ended December 31, 2025, compared with $21.8 million for the year ended December 31, 2024. The decrease in interest expense was primarily the result of the repayment of senior note debt in the second quarter of 2025 and a decrease in the borrowings on lines of credit, partially offset by new term loan debt in the fourth quarter of 2025.
Other (Income) Expense, Net
For the year ended December 31, 2025, we had other income of $13.7 million compared with other expense of $2.5 million for the year ended December 31, 2024. The increase in other income was primarily attributable to foreign currency gains on intercompany balances of $9.3 million for the year ended December 31, 2025, compared with $5.8 million in foreign currency losses on intercompany balances for the year ended December 31, 2024. The remaining increase was attributable to a net increase in other miscellaneous items aggregating $1.1 million, primarily an increase in interest income.
Income Taxes
We had an effective tax rate of 7.5% for the year ended December 31, 2025, compared with an effective tax rate of 30.4% for the year ended December 31, 2024. The effective tax rate for the year ended December 31, 2025 was favorably impacted by the release of the $35.8 million valuation allowance against the adjusted U.S. net deferred tax asset.
We recorded a $0.0 million and $35.8 million valuation allowance against the U.S. net deferred tax asset at December 31, 2025 and 2024, respectively. The realization of the net deferred tax assets is dependent on our ability to generate sufficient future taxable income to utilize these assets. Management believes that improved U.S. operations and U.S. taxable income over the three-year period and anticipated future U.S. earnings provide sufficient positive evidence to support the release of the $35.8 million valuation allowance against the U.S. net deferred tax assets. The $35.8 million valuation allowance release resulted in a corresponding decrease to income tax expense in 2025.
Additionally, the Organization for Economic Cooperation and Development has published a proposal to establish a new global minimum corporate tax rate of 15%, commonly referred to as Pillar Two. While the U.S. has not adopted the Pillar Two framework into law, numerous countries in which we operate have enacted tax legislation based on the Pillar Two framework with certain components of the minimum tax rules effective beginning in 2024 and further rules becoming effective beginning in 2025 and subsequent years. On January 5, 2026, the OECD announced agreement amongst members that would exclude U.S. parented groups from some taxes imposed by Pillar Two. This agreement allows for the U.S. international tax rules and Pillar Two to operate in parallel. These rules, as well as changes due to the agreement, are not expected to materially impact the Company's consolidated financial statements. The Company will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.
On July 4, 2025, the United States enacted budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act ("OBBBA"). The Act includes a broad range of tax reform provisions, including extending and modifying various provisions of the Tax Cuts and Jobs Act and expanding certain incentives in the Inflation Reduction Act while accelerating the phase-out of other incentives. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions effective in 2026 and subsequent years. OBBBA provisions include the restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts. OBBBA’s changes to the deductibility of domestic research and experimental expenditures decreased our deferred tax asset position as a change in tax law is accounted for in the period of enactment.
Impact of Foreign Currency
For the year ended December 31, 2025 compared with the year ended December 31, 2024, the change in the euro exchange rate increased revenue by $16.9 million, operating profit by $1.1 million and net income by $0.8 million. For the year ended December 31, 2025 compared with the year ended December 31, 2024, the change in the Canadian dollar exchange rate decreased revenue by $8.4 million, operating profit by $2.2 million and net income by $0.9 million.

Marketplace Results

	Year Ended December 31,
(Dollars in millions, except GMV)	2025	2024
Auction and related fees	$833.5	$735.3
SaaS and other revenue	257.1	295.1
Purchased vehicle sales	410.2	327.0
Total Marketplace revenue	1,500.8	1,357.4
Cost of services*	1,043.0	964.0
Gross profit	457.8	393.4
Provision for credit losses	5.1	6.7
Selling, general and administrative	391.2	359.6
Depreciation and amortization	6.8	8.2
Gain on sale of business	—	(31.6)
Loss on sale of property	7.0	—
Operating profit	$47.7	$50.5
Commercial vehicles sold	762,000	826,000
Dealer consignment vehicles sold	710,000	620,000
Total vehicles sold	1,472,000	1,446,000
GMV (in billions)	$28.8	$27.1
* Includes depreciation and amortization
Total Marketplace Revenue
Revenue from the Marketplace segment increased $143.4 million, or 11%, to $1,500.8 million for the year ended December 31, 2025, compared with $1,357.4 million for the year ended December 31, 2024. The increase in revenue was partially attributable to the 15% increase in the number of dealer consignment vehicles sold. For the year ended December 31, 2025, there was an increase in auction and related fees and an increase in purchased vehicle sales, partially offset by a decrease in SaaS and other revenue (discussed below). The change in revenue included the impact of a net increase in revenue of $10.3 million due to fluctuations in the euro and Canadian dollar exchange rates.
The 2% increase in the number of vehicles sold was comprised of a 15% increase in dealer consignment volumes and an 8% decrease in commercial volumes. The GMV of vehicles sold for the year ended December 31, 2025 and 2024 was approximately $28.8 billion and $27.1 billion, respectively.
Auction and Related Fees
Auction and related fees increased $98.2 million, or 13%, to $833.5 million for the year ended December 31, 2025, compared with $735.3 million for the year ended December 31, 2024. The number of vehicles sold increased 2%. Auction fees per vehicle sold for the year ended December 31, 2025 increased $50, or 16%, to $357, compared with $307 for the year ended December 31, 2024. The increase in auction fees per vehicle sold reflects the mix of vehicles sold in 2025 and the impact of price increases. Related fees increased $16.9 million, or 6%, primarily as a result of increases in transportation and reconditioning services aggregating $24.2 million, partially offset by decreases in inspection and other miscellaneous revenue aggregating $7.3 million.
SaaS and Other Revenue
SaaS and other revenue decreased $38.0 million, or 13%, to $257.1 million for the year ended December 31, 2025, compared with $295.1 million for the year ended December 31, 2024, primarily as a result of a decrease in revenue of $38.2 million as a result of the sale of our automotive key business in 2024, and a decrease in other repossession revenue of $12.7 million, partially offset by increases in SaaS transportation revenue of $7.1 million and other miscellaneous SaaS revenues aggregating approximately $5.8 million.

Purchased Vehicle Sales
The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold, which represent approximately 2% of total vehicles sold. Purchased vehicle sales increased $83.2 million, or 25%, to $410.2 million for the year ended December 31, 2025, compared with $327.0 million for the year ended December 31, 2024, primarily as a result of an increase in the number of purchased vehicles sold in the U.S. marketplace and in Europe and an increase in the average selling price of purchased vehicles sold in Europe, partially offset by a decrease in the average selling price of purchased vehicles sold in the U.S. marketplace.
Gross Profit
For the year ended December 31, 2025, gross profit from the Marketplace segment increased $64.4 million, or 16%, to $457.8 million, compared with $393.4 million for the year ended December 31, 2024. Gross profit improvements were driven by a $41.5 million increase from pricing, a $19.5 million increase resulting from a higher mix of dealer consignment vehicles, a $5.5 million net increase in auction and service volumes, a $4.4 million benefit from lower Canadian Digital Service Tax and a $2.5 million benefit from lower depreciation and amortization. These improvements were partially offset by a decrease in other miscellaneous items aggregating $9.0 million.
Gross profit from the Marketplace segment was 30.5% of revenue for the year ended December 31, 2025, compared with 29.0% of revenue for the year ended December 31, 2024. Gross profit as a percentage of revenue increased for the year ended December 31, 2025 as compared with the year ended December 31, 2024, primarily due to the benefit of lower Canadian DST and increased prices, partially offset by an increase in purchased vehicle sales.
On June 28, 2024, Canada enacted a new 3% Digital Services Tax ("Canadian DST") on certain online revenues, including online marketplace service revenues, of companies with consolidated revenues of at least €750 million. On June 29, 2025, the Canadian government announced that it plans to rescind the Canadian DST as part of trade negotiations with the United States. The Company continues to record Canadian DST expense until the Canadian DST is officially rescinded by an act of Parliament. The Company recorded $5.8 million of Canadian DST in 2025, compared with $10.2 million in 2024 (of which $5.4 million related to prior years). The Company will reverse these expenses in the period the Canadian DST is officially rescinded and request a refund for the $10.2 million remitted to the Canadian Revenue Agency in the second quarter of 2025 for 2024 and prior periods.
Provision for Credit Losses
Provision for credit losses from the Marketplace segment decreased $1.6 million, or 24%, to $5.1 million for the year ended December 31, 2025, compared with $6.7 million for the year ended December 31, 2024, primarily as a result of initiatives implemented to reduce risk in the marketplace and initiatives to decrease bad debt expense.
Selling, General and Administrative
Selling, general and administrative expenses from the Marketplace segment increased $31.6 million, or 9%, to $391.2 million for the year ended December 31, 2025, compared with $359.6 million for the year ended December 31, 2024, primarily as a result of increases in incentive-based compensation of $20.1 million, sales-related expenses of $7.1 million, compensation expense of $5.3 million, marketing costs of $2.8 million, travel expenses of $2.2 million and other miscellaneous expenses aggregating $1.6 million, partially offset by $3.6 million related to costs incurred by the Company's automotive key business prior to its sale in the fourth quarter of 2024, severance of $2.1 million and fluctuations in the Canadian exchange rate of $1.8 million.
Gain on Sale of Business
In December 2024, the Company completed the sale of its automotive key business, resulting in a pretax gain on disposal of approximately $31.6 million for the year ended December 31, 2024.
Loss on Sale of Property
In April 2025, the Company closed on the sale of excess property in Montreal that was originally purchased as part of the December 2023 Manheim Canada acquisition. The transaction resulted in a loss on sale of approximately $7.0 million in the second quarter of 2025.

Finance Results

	As of and for the Year Ended December 31,
(Dollars in millions)	2025	2024
Finance revenue
Interest revenue	$229.1	$231.1
Fee and other revenue	204.6	200.0
Total Finance revenue	433.7	431.1
Finance interest expense	109.9	123.5
Net Finance margin	323.8	307.6
Finance provision for credit losses	37.3	47.6
Cost of services (exclusive of depreciation and amortization)	71.3	67.4
Selling, general and administrative	54.0	49.0
Depreciation and amortization	12.3	11.9
Operating profit	$148.9	$131.7
Portfolio Performance Information
Floorplans originated	1,034,000	1,026,000
Floorplans curtailed*	647,000	619,000
Total loan transaction units	1,681,000	1,645,000
Total receivables managed	$2,423.5	$2,314.0
Average receivables managed**	$2,389.8	$2,239.3
Allowance for credit losses	$27.5	$19.8
Allowance for credit losses as a percentage of total receivables managed	1.1%	0.9%
Finance provision for credit losses as a percentage of average receivables managed	1.6%	2.1%
Receivables delinquent as a percentage of total receivables managed	0.4%	0.8%
* Floorplans curtailed represent existing loans that customers opt to extend beyond the initial term upon the customer making a partial principal payment and payment of accrued interest and fees.
** Average receivables managed is calculated based on the daily ending balance of total receivables managed.

Yields	Year Ended December 31,
% of Average Receivables Managed	2025	2024
Finance revenue yield
Interest revenue	9.6%	10.3%
Fee and other revenue	8.5%	9.0%
Total Finance revenue yield	18.1%	19.3%
Finance interest expense	4.6%	5.6%
Net Finance margin	13.5%	13.7%
Revenue
For the year ended December 31, 2025, the Finance segment revenue increased $2.6 million, or 1%, to $433.7 million, compared with $431.1 million for the year ended December 31, 2024. The increase in revenue was primarily the result of an increase in loan values and a 2% increase in loan transaction units (vehicle finance transactions), partially offset by decreases in interest yields driven by a decrease in prime rates.
Finance Interest Expense
For the year ended December 31, 2025, finance interest expense decreased $13.6 million, or 11%, to $109.9 million, compared with $123.5 million for the year ended December 31, 2024. The decrease in finance interest expense was attributable to an approximately 1.4% decrease in the average interest rate on the securitization obligations, partially offset by an increase in the average balance on the AFC securitization obligations.

Net Finance Margin
For the year ended December 31, 2025, the net Finance margin percent decreased 0.2% to 13.5%, compared with 13.7% for the year ended December 31, 2024. The decrease was primarily attributable to a 0.5% decrease in fee and other revenue yield driven by increasing loan values, partially offset by higher net interest yields. The net interest yield was 5.0% and 4.7% for the year ended December 31, 2025 and 2024, respectively.
Finance Provision for Credit Losses
For the year ended December 31, 2025, finance provision for credit losses decreased $10.3 million, or 22%, to $37.3 million, compared with $47.6 million for the year ended December 31, 2024. The provision for credit losses decreased to 1.6% of the average receivables managed for the year ended December 31, 2025 from 2.1% for the year ended December 31, 2024. The provision for credit losses is expected to be approximately 2% or under, on a long-term basis, of the average receivables managed balance. However, the actual losses in any particular quarter or year could deviate from this range.
Cost of Services
For the year ended December 31, 2025, cost of services for the Finance segment increased $3.9 million, or 6%, to $71.3 million, compared with $67.4 million for the year ended December 31, 2024. The increase in cost of services was primarily the result of increases in compensation expense of $2.6 million and incentive-based compensation of $2.3 million, partially offset by decreases in inventory audit expense of $0.7 million and other miscellaneous expenses aggregating $0.3 million.
Selling, General and Administrative
Selling, general and administrative expenses for the Finance segment increased $5.0 million, or 10%, to $54.0 million for the year ended December 31, 2025, compared with $49.0 million for the year ended December 31, 2024 primarily as a result of increases in incentive-based compensation of $3.1 million, postage expense of $0.7 million, stock-based compensation of $0.5 million and other miscellaneous expenses aggregating $1.4 million, partially offset by a decrease in professional fees of $0.7 million.
Select Finance Balance Sheet Items

	December 31,
(Dollars in millions)	2025	2024
Tangible Assets
Total assets	$2,763.6	$2,677.7
Intangible assets	258.2	260.1
Tangible assets	$2,505.4	$2,417.6

Tangible parent equity
Total parent equity***	$792.6	$789.0
Intangible assets	258.2	260.1
Tangible parent equity***	$534.4	$528.9
*** Parent equity represents OPENLANE's net investment in AFC. Tangible parent equity is a non-GAAP measure of AFC's capital.

Overview of Results of OPENLANE, Inc. for the Year Ended December 31, 2023:
An overview of the results of OPENLANE, Inc. for the year ended December 31, 2023 was included in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 20, 2025. The overview of results for the year ended December 31, 2023 did not include the 2025 changes to our revenue categories (see Note 2 in Part II, Item 8 of this report). The change in revenue categories had no impact on total operating revenues, operating profit or income (loss) from continuing operations.
Overview of Results of OPENLANE, Inc. for the Three Months Ended December 31, 2025 and 2024:

	Three Months Ended December 31,
(Dollars in millions except per share amounts)	2025	2024
Revenues
Auction and related fees	$205.5	$184.0
SaaS and other revenue	62.1	69.2
Purchased vehicle sales	117.1	95.6
Finance revenue	109.6	106.2
Total operating revenues	494.3	455.0
Operating expenses
Cost of services (exclusive of depreciation and amortization)	275.5	244.5
Finance interest expense	27.3	28.3
Provision for credit losses	12.9	12.1
Selling, general and administrative	112.8	99.7
Depreciation and amortization	23.3	23.0
Gain on sale of business	—	(31.6)
Total operating expenses	451.8	376.0
Operating profit	42.5	79.0
Interest expense	9.9	4.6
Other expense, net	0.9	5.4
Income from continuing operations before income taxes	31.7	69.0
Income taxes	(27.8)	16.7
Income from continuing operations	59.5	52.3
Income from discontinued operations, net of income taxes	—	—
Net income	$59.5	$52.3
Amounts from continuing operations attributable to common stockholders
Income from continuing operations	$59.5	$52.3
Series A Preferred Stock dividends (including deemed dividends)	(247.5)	(11.1)
Income from continuing operations attributable to participating securities	—	(10.2)
Income (loss) from continuing operations attributable to common stockholders	$(188.0)	$31.0
Income (loss) from continuing operations per share
Basic	$(1.77)	$0.29
Diluted	$(1.77)	$0.29
Overview
For the three months ended December 31, 2025, we had revenue of $494.3 million compared with revenue of $455.0 million for the three months ended December 31, 2024, an increase of 9%. For a further discussion of our operating results, see the segment results discussions below.

Depreciation and Amortization
Depreciation and amortization increased $0.3 million, or 1%, to $23.3 million for the three months ended December 31, 2025, compared with $23.0 million for the three months ended December 31, 2024.
Interest Expense
Interest expense increased $5.3 million, or 115%, to $9.9 million for the three months ended December 31, 2025, compared with $4.6 million for the three months ended December 31, 2024. The increase in interest expense was primarily the result of new term loan debt in the fourth quarter of 2025, partially offset by the repayment of senior note debt in the second quarter of 2025.
Other Expense, Net
For the three months ended December 31, 2025, we had other expense of $0.9 million compared with other expense of $5.4 million for the three months ended December 31, 2024. The decrease in other expense was primarily attributable to $1.2 million in foreign currency losses on intercompany balances for the three months ended December 31, 2025, compared with $6.5 million in foreign currency losses on intercompany balances for the three months ended December 31, 2024, partially offset by a decrease in other miscellaneous income aggregating $0.8 million.
Income Taxes
We had an effective tax rate of (87.7)% for the three months ended December 31, 2025, compared with an effective tax rate of 24.2% for the three months ended December 31, 2024. The effective tax rate for the three months ended December 31, 2025 was favorably impacted by the release of the $35.8 million valuation allowance against the adjusted U.S. net deferred tax asset. The effective tax rate for the three months ended December 31, 2024 was favorably impacted by a decrease in the valuation allowance related to current year movement of the adjusted U.S. net deferred tax asset, partially offset by the unfavorable impact of non-deductible goodwill recognized in the sale of the automotive key business.
We recorded a $0.0 million and $35.8 million valuation allowance against the U.S. net deferred tax asset at December 31, 2025 and 2024, respectively. The realization of the net deferred tax assets is dependent on our ability to generate sufficient future taxable income to utilize these assets. Management believes that improved U.S. operations and U.S. taxable income over the three-year period and anticipated future U.S. earnings provide sufficient positive evidence to support the release of the $35.8 million valuation allowance against the U.S. net deferred tax assets. The $35.8 million valuation allowance release resulted in a corresponding decrease to income tax expense for the three months ended December 31, 2025.
Additionally, the Organization for Economic Cooperation and Development has published a proposal to establish a new global minimum corporate tax rate of 15%, commonly referred to as Pillar Two. While the U.S. has not adopted the Pillar Two framework into law, numerous countries in which we operate have enacted tax legislation based on the Pillar Two framework with certain components of the minimum tax rules effective beginning in 2024 and further rules becoming effective beginning in 2025 and subsequent years. On January 5, 2026, the OECD announced agreement amongst members that would exclude U.S. parented groups from some taxes imposed by Pillar Two. This agreement allows for the U.S. international tax rules and Pillar Two to operate in parallel. These rules, as well as changes due to the agreement, are not expected to materially impact the Company's consolidated financial statements. The Company will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.
On July 4, 2025, the United States enacted budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act ("OBBBA"). The Act includes a broad range of tax reform provisions, including extending and modifying various provisions of the Tax Cuts and Jobs Act and expanding certain incentives in the Inflation Reduction Act while accelerating the phase-out of other incentives. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions effective in 2026 and subsequent years. OBBBA provisions include the restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts. OBBBA’s changes to the deductibility of domestic research and experimental expenditures decreased our deferred tax asset position as a change in tax law is accounted for in the period of enactment.
Impact of Foreign Currency
For the three months ended December 31, 2025 compared with the three months ended December 31, 2024, the change in the euro exchange rate increased revenue by $8.3 million, operating profit by $0.5 million and net income by $0.4 million. For the three months ended December 31, 2025 compared with the three months ended December 31, 2024, the change in the Canadian dollar exchange rate increased revenue by $0.1 million and had no impact on operating profit and net income.

Marketplace Results

	Three Months Ended December 31,
(Dollars in millions, except GMV)	2025	2024
Auction and related fees	$205.5	$184.0
SaaS and other revenue	62.1	69.2
Purchased vehicle sales	117.1	95.6
Total Marketplace revenue	384.7	348.8
Cost of services*	275.6	245.6
Gross profit	109.1	103.2
Provision for credit losses	2.8	1.5
Selling, general and administrative	99.0	88.3
Depreciation and amortization	1.7	1.9
Gain on sale of business	—	(31.6)
Operating profit	$5.6	$43.1
Commercial vehicles sold	188,000	192,000
Dealer consignment vehicles sold	169,000	155,000
Total vehicles sold	357,000	347,000
GMV (in billions)	$7.1	$6.6
* Includes depreciation and amortization
Total Marketplace Revenue
Revenue from the Marketplace segment increased $35.9 million, or 10%, to $384.7 million for the three months ended December 31, 2025, compared with $348.8 million for the three months ended December 31, 2024. The increase in revenue was primarily attributable to the 3% increase in the number of vehicles sold. For the three months ended December 31, 2025, there was an increase in purchased vehicle sales and an increase in auction and related fees, partially offset by a decrease in SaaS and other revenue (discussed below). The change in revenue included the impact of an increase in revenue of $8.4 million due to fluctuations in the euro and Canadian dollar exchange rates.
The 3% increase in the number of vehicles sold was comprised of a 9% increase in dealer consignment volumes and a 2% decrease in commercial volumes. The GMV of vehicles sold for the three months ended December 31, 2025 and 2024 was approximately $7.1 billion and $6.6 billion, respectively.
Auction and Related Fees
Auction and related fees increased $21.5 million, or 12%, to $205.5 million for the three months ended December 31, 2025, compared with $184.0 million for the three months ended December 31, 2024. Auction fees per vehicle sold for the three months ended December 31, 2025 increased $38, or 12%, to $361, compared with $323 for the three months ended December 31, 2024. The increase in auction fees per vehicle sold reflects the mix of vehicles sold in the fourth quarter of 2025 and the impact of price increases. Related fees increased $4.8 million, or 7%, primarily as a result of increases in transportation and reconditioning services aggregating $5.8 million, partially offset by decreases in inspection and other miscellaneous revenue aggregating $1.0 million.
SaaS and Other Revenue
SaaS and other revenue decreased $7.1 million, or 10%, to $62.1 million for the three months ended December 31, 2025 compared with $69.2 million for the three months ended December 31, 2024, primarily as a result of a decrease in revenue of $8.5 million as a result of the sale of our automotive key business in 2024, and a decrease in other repossession revenue of $1.5 million, partially offset by increases in other miscellaneous SaaS revenues aggregating approximately $1.5 million and SaaS transportation revenue of $1.4 million.

Purchased Vehicle Sales
The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold, which represent approximately 2% of total vehicles sold. Purchased vehicle sales increased $21.5 million, or 22%, to $117.1 million for the three months ended December 31, 2025, compared with $95.6 million for the three months ended December 31, 2024, primarily as a result of an increase in the number of purchased vehicles sold in the U.S. marketplace and an increase in the average selling price of purchased vehicles sold in Europe, partially offset by a decrease in the number of purchased vehicles sold in Europe.
Gross Profit
For the three months ended December 31, 2025, gross profit for the Marketplace segment increased $5.9 million, or 6%, to $109.1 million, compared with $103.2 million for the three months ended December 31, 2024. Gross profit improvements were driven by a $10.7 million increase from pricing and a $2.9 million net increase in auction and service volumes. These improvements were partially offset by the Canadian Digital Service Tax, which represented a decrease of $4.5 million and a decrease in other miscellaneous items aggregating $3.2 million.
Gross profit from the Marketplace segment was 28.4% of revenue for the three months ended December 31, 2025, compared with 29.6% of revenue for the three months ended December 31, 2024. Gross profit as a percentage of revenue decreased for the three months ended December 31, 2025 as compared with the three months ended December 31, 2024, primarily due to an increase in purchased vehicle sales and the fourth quarter of 2024 adjustment to a portion of the Canadian DST related to prior years, partially offset by increased volumes. The net Canadian Digital Service Tax recorded in the fourth quarter of 2024 was a $3.0 million benefit to cost of services that resulted from a $4.6 million adjustment to reduce Canadian DST related to prior years, offset by $1.6 million of expense for the fourth quarter of 2024.
On June 28, 2024, Canada enacted a new 3% Digital Services Tax ("Canadian DST") on certain online revenues, including online marketplace service revenues, of companies with consolidated revenues of at least €750 million. On June 29, 2025, the Canadian government announced that it plans to rescind the Canadian DST as part of trade negotiations with the United States. The Company continues to record Canadian DST expense until the Canadian DST is officially rescinded by an act of Parliament. The Company recorded $1.5 million of Canadian DST in the fourth quarter of 2025. In the fourth quarter of 2024, the Company updated its estimate of the Canadian DST related to 2023 and 2022. This resulted in a net $3.0 million benefit to cost of services in the fourth quarter of 2024. The Company will reverse these expenses in the period the Canadian DST is officially rescinded and request a refund for the $10.2 million remitted to the Canadian Revenue Agency in the second quarter of 2025 for 2024 and prior periods.
Provision for Credit Losses
Provision for credit losses from the Marketplace segment increased $1.3 million, or 87%, to $2.8 million for the three months ended December 31, 2025, compared with $1.5 million for the three months ended December 31, 2024, primarily as a result of increasing the allowance related to a few specific customers.
Selling, General and Administrative
Selling, general and administrative expenses from the Marketplace segment increased $10.7 million, or 12%, to $99.0 million for the three months ended December 31, 2025, compared with $88.3 million for the three months ended December 31, 2024, primarily as a result of increases in stock-based compensation of $3.0 million, incentive-based compensation of $2.4 million, compensation expense of $1.1 million, sales-related expenses of $0.9 million, travel expenses of $0.9 million, marketing costs of $0.8 million, information technology costs of $0.8 million, non-income based taxes of $0.8 million and other miscellaneous expenses aggregating $1.3 million, partially offset by $1.3 million related to costs incurred by the Company's automotive key business prior to its sale in the fourth quarter of 2024.
Gain on Sale of Business
In December 2024, the Company completed the sale of its automotive key business, resulting in a pretax gain on disposal of approximately $31.6 million for the three months ended December 31, 2024.

Finance Results

	As of and for the Three Months Ended December 31,
(Dollars in millions)	2025	2024
Finance revenue
Interest revenue	$58.8	$54.5
Fee and other revenue	50.8	51.7
Total Finance revenue	109.6	106.2
Finance interest expense	27.3	28.3
Net Finance margin	82.3	77.9
Finance provision for credit losses	10.1	10.6
Cost of services (exclusive of depreciation and amortization)	18.3	17.0
Selling, general and administrative	13.8	11.4
Depreciation and amortization	3.2	3.0
Operating profit	$36.9	$35.9
Portfolio Performance Information
Floorplans originated	241,000	250,000
Floorplans curtailed*	172,000	155,000
Total loan transaction units	413,000	405,000
Total receivables managed	$2,423.5	$2,314.0
Average receivables managed**	$2,466.5	$2,259.6
Allowance for credit losses	$27.5	$19.8
Allowance for credit losses as a percentage of total receivables managed	1.1%	0.9%
Annualized finance provision for credit losses as a percentage of average receivables managed	1.6%	1.9%
Receivables delinquent as a percentage of total receivables managed	0.4%	0.8%
* Floorplans curtailed represent existing loans that customers opt to extend beyond the initial term upon the customer making a partial principal payment and payment of accrued interest and fees.
** Average receivables managed is calculated based on the daily ending balance of total receivables managed.

Yields (Annualized)	Three Months Ended December 31,
% of Average Receivables Managed	2025	2024
Finance revenue yield
Interest revenue	9.4%	9.6%
Fee and other revenue	8.2%	9.1%
Total Finance revenue yield	17.6%	18.7%
Finance interest expense	4.4%	5.0%
Net Finance margin	13.2%	13.7%
Revenue
For the three months ended December 31, 2025, the Finance segment revenue increased $3.4 million, or 3%, to $109.6 million, compared with $106.2 million for the three months ended December 31, 2024. The increase in revenue was primarily the result of an increase in loan values and a 2% increase in loan transaction units (vehicle finance transactions), partially offset by decreases in interest yields driven by a decrease in prime rates.
Finance Interest Expense
For the three months ended December 31, 2025, finance interest expense decreased $1.0 million, or 4%, to $27.3 million, compared with $28.3 million for the three months ended December 31, 2024. The decrease in finance interest expense was attributable to an approximately 1.0% decrease in the average interest rate on the securitization obligations, partially offset by an increase in the average balance on the AFC securitization obligations.
Net Finance Margin (Annualized)
For the three months ended December 31, 2025, the net Finance margin percent decreased 0.5% to 13.2%, compared with 13.7% for the three months ended December 31, 2024. The decrease was primarily attributable to a 0.9% decrease in fee and other revenue yield driven by increasing loan values, partially offset by higher net interest yields. The net interest yield was 5.0% and 4.6% for the three months ended December 31, 2025 and 2024, respectively.
Finance Provision for Credit Losses
For the three months ended December 31, 2025, finance provision for credit losses decreased $0.5 million, or 5%, to $10.1 million, compared with $10.6 million for the three months ended December 31, 2024. The provision for credit losses decreased to 1.6% of the average receivables managed for the three months ended December 31, 2025 from 1.9% for the three months ended December 31, 2024. The provision for credit losses is expected to be approximately 2% or under, on a long-term basis, of the average receivables managed balance. However, the actual losses in any particular quarter or year could deviate from this range.
Cost of Services
For the three months ended December 31, 2025, cost of services for the Finance segment increased $1.3 million, or 8%, to $18.3 million, compared with $17.0 million for the three months ended December 31, 2024. The increase in cost of services was primarily the result of increases in compensation expense of $1.2 million and incentive-based compensation of $0.7 million, partially offset by a decrease in other miscellaneous expenses aggregating $0.6 million.
Selling, General and Administrative
Selling, general and administrative expenses for the Finance segment increased $2.4 million, or 21%, to $13.8 million for the three months ended December 31, 2025, compared with $11.4 million for the three months ended December 31, 2024 primarily as a result of increases in stock-based compensation of $0.8 million, incentive-based compensation of $0.6 million, severance of $0.5 million and other miscellaneous expenses aggregating $0.5 million.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2025, our sources of liquidity consisted of cash on hand, working capital and amounts available under our Revolving Credit Facilities. Our principal ongoing sources of liquidity consist of cash generated by operations and borrowings under our Revolving Credit Facilities.

	December 31,
(Dollars in millions)	2025	2024
Cash and cash equivalents	$141.5	$143.0
Working capital	407.7	286.0
Amounts available under the Revolving Credit Facilities	409.9	397.9
Cash provided by operating activities for the year ended	391.9	292.8
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

Approximately $38.0 million of available cash was held by our foreign subsidiaries at December 31, 2025. If funds held by our foreign subsidiaries were to be repatriated, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
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
Credit Facilities
On October 8, 2025, we entered into a Second Amendment Agreement (the "Second Amendment") to the Credit Agreement that provides for, among other things, incremental term loans in an aggregate principal amount equal to $550.0 million (the "2025 Incremental Term Loans"). The proceeds of the 2025 Incremental Term Loans were used to finance the repurchase of shares of Series A Preferred Stock and to pay fees and expenses incurred in connection with the establishment of the loans. The 2025 Incremental Term Loans are due in October 2032. We capitalized approximately $6.1 million of debt issuance costs in connection with the Second Amendment. The 2025 Incremental Term Loans bear interest, at the Company's election based on the type of borrowing, at a rate equal to (i) the Adjusted Term SOFR Rate plus a margin of 2.50% (for Term Benchmark Loans or RFR Loans, each as defined in the Credit Agreement) or (ii) the Base Rate plus a margin of 1.50% (for Base Rate Loans, as defined in the Credit Agreement).
The 2025 Incremental Term Loans were issued at a discount of $2.7 million and the discount is being amortized using the effective interest method to interest expense over the term of the loans. The 2025 Incremental Term Loans are payable in quarterly installments equal to 0.25% of the original aggregate principal amount. Such payments will commence on March 31, 2026, with the balance payable at the maturity date.
On June 23, 2023, we entered into the Credit Agreement, which provides for, among other things, the $325 million Revolving Credit Facility. We incurred a non-cash loss on the extinguishment of debt of $0.4 million in the second quarter of 2023. The loss was the result of the write-off of unamortized debt issuance costs associated with lenders that are not participating in the Revolving Credit Facility. On January 19, 2024, the Company and ADESA Auctions Canada Corporation, a subsidiary of the Company (the "Canadian Borrower") entered into the First Amendment Agreement (the "First Amendment") to the Credit Agreement. The First Amendment provides for, among other things, (i) a C$175 million revolving credit facility in Canadian dollars (the "Canadian Revolving Credit Facility" and, together with the Revolving Credit Facility, "the Revolving Credit Facilities") and (ii) a C$50 million sub-limit (the "Canadian Sub-limit") under the Company's Revolving Credit Facility for borrowings in Canadian dollars. The proceeds from the Canadian Revolving Credit Facility were able to be used to finance a portion of the Manheim Canada acquisition, to pay for expenses related to the First Amendment and for ongoing working capital and general corporate purposes.
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
Loans under the Canadian Revolving Credit Facility bear interest at a rate calculated based on the type of borrowing (at the Canadian Borrower's election, either Adjusted Term CORRA Rate or Canadian Prime Rate (each as defined in the Credit Agreement)) and the Company’s Consolidated Senior Secured Net Leverage Ratio, with such rate ranging from 3.00% to 2.50% for Adjusted Term CORRA loans and from 2.00% to 1.50% for Canadian Prime Rate loans. Loans under the Canadian Sub-limit will bear interest at the Adjusted Term CORRA Rate plus a margin ranging from 2.75% to 2.25% based on the Company’s Consolidated Senior Secured Net Leverage Ratio (the same margin as loans under the existing Revolving Credit Facility). The Canadian Borrower will also pay a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Canadian Revolving Credit Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio.
Debt discounts and issuance costs are presented as a direct reduction from the amount of the related debt liability to arrive at the carrying amount. Unamortized debt discounts and issuance costs totaled $14.4 million and $8.2 million at December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, there were no borrowings on the Revolving Credit Facilities. We had related outstanding letters of credit in the aggregate amount of $42.6 million and $48.8 million at December 31, 2025 and 2024, respectively, which reduce the amount available for borrowings under the Revolving Credit Facilities. Our European operations have lines of credit aggregating $47.0 million (€40 million) of which $0.0 million was drawn at December 31, 2025.
The obligations of the Company under the 2025 Incremental Term Loans and the Revolving Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) first priority security interests in substantially all other assets of the Company and each Subsidiary Guarantor, subject to certain exceptions.
The obligations of the Canadian Borrower under the Canadian Revolving Credit Facility are guaranteed by certain of the Company’s domestic and Canadian subsidiaries (the "Canadian Revolving Credit Facility Subsidiary Guarantors") and are secured by substantially all of the assets of the Company, the Canadian Borrower and the Canadian Revolving Credit Facility Subsidiary Guarantors, subject to certain exceptions; provided, however, the Canadian Borrower and the other Canadian subsidiaries of the Company constituting the Canadian Revolving Credit Facility Subsidiary Guarantors shall guarantee and/or provide security for only the Canadian Secured Obligations (as defined in the Credit Agreement).
Certain covenants contained within the Credit Agreement are critical to an investor’s understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow the lenders under the Credit Agreement to declare all amounts borrowed immediately due and payable. The Credit Agreement contains a financial covenant requiring compliance with a maximum Consolidated Senior Secured Net Leverage Ratio not to exceed 3.5 as of the last day of each fiscal quarter on which any loans under the Revolving Credit Facilities are outstanding. The Consolidated Senior Secured Net Leverage Ratio is calculated as Consolidated Total Debt (as defined in the Credit Agreement) divided by Consolidated EBITDA (as defined in the Credit Agreement) for the last four quarters. Consolidated Total Debt includes, among other things, term loan borrowings, revolving loans, finance lease liabilities and other obligations for borrowed money less Unrestricted Cash (as defined in the Credit Agreement). Consolidated EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude, among other things, (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock-based compensation expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (i) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (j) expenses incurred in connection with permitted acquisitions; (k) any impairment charges or write-offs of intangibles; and (l) any extraordinary, unusual or non-recurring charges, expenses or losses. Our Consolidated Senior Secured Net Leverage Ratio was 1.3 at December 31, 2025.
In addition, the Credit Agreement (see Note 11, "Long-Term Debt" for additional information) contains certain limitations on our ability to pay dividends and other distributions, make certain acquisitions or investments, grant liens and sell assets, and contains certain limitations on our ability to incur indebtedness. The applicable covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement at December 31, 2025.
Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. The Company repaid the outstanding $210.0 million of senior notes upon maturity in 2025 with cash on hand. The Company paid interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year. The senior notes were guaranteed by the Subsidiary Guarantors and as of June 1, 2023 became redeemable at par. In June 2023, in connection with a previously announced offer to purchase, we prepaid $140 million of the senior notes at par. We incurred a loss on the extinguishment of the senior notes of $0.7 million in the second quarter of 2023 primarily representative of the write-off of unamortized debt issuance costs associated with the portion of the senior notes repaid, as well as purchase offer expenses.

Liquidity
At December 31, 2025, there were no borrowings on the Revolving Credit Facilities. When drawn upon, the Revolving Credit Facilities are classified as current debt based on the Company's past practice of using the Revolving Credit Facilities for short term borrowings. However, the terms of the Revolving Credit Facilities do not require repayment until maturity at June 23, 2028. At December 31, 2025, cash totaled $141.5 million and there was an additional $409.9 million available for borrowing under the Revolving Credit Facilities (net of $42.6 million in outstanding letters of credit). Funds held by our foreign subsidiaries could be repatriated, at which point state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2028. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at December 31, 2025.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables, which expires on January 31, 2028. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$500 million at December 31, 2025. In May 2025, AFCI entered into Amendment No. 2 (the "Amendment No. 2") to the Receivables Purchase Agreement. The Amendment No. 2 increased AFCI's committed liquidity from C$300 million to C$375 million. In November 2025, AFCI entered into Amendment No. 3 (the "Amendment No. 3") to the Receivables Purchase Agreement. The Amendment No. 3 increased AFCI's committed liquidity from C$375 million to C$500 million. We capitalized an aggregate of approximately $0.6 million of costs in connection with Amendment No. 2 and Amendment No. 3. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $2,423.5 million and $2,314.0 million at December 31, 2025 and 2024, respectively. AFC's allowance for losses was $27.5 million and $19.8 million at December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, $2,803.5 million and $2,335.1 million, respectively, of finance receivables (inclusive of accrued interest and fees) and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the $1,771.7 million and $1,679.1 million of gross obligations collateralized by finance receivables at December 31, 2025 and 2024, respectively. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. There were unamortized securitization issuance costs of approximately $13.4 million and $18.8 million at December 31, 2025 and 2024, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Agreement. At December 31, 2025, we were in compliance with the covenants in the securitization agreements.

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
The following tables reconcile income from continuing operations to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended December 31, 2025
(Dollars in millions)	Marketplace	Finance	Consolidated
Income from continuing operations	$25.8	$33.7	$59.5
Add back:
Income taxes	(30.9)	3.1	(27.8)
Finance interest expense	—	27.3	27.3
Interest expense, net of interest income	9.6	—	9.6
Depreciation and amortization	20.1	3.2	23.3
EBITDA	24.6	67.3	91.9
Non-cash stock-based compensation	3.9	1.1	5.0
Securitization interest	—	(24.9)	(24.9)
Severance	1.4	0.7	2.1
Foreign currency losses	1.1	0.1	1.2
ERP implementation costs	0.5	0.1	0.6
Other	0.1	—	0.1
Total addbacks (deductions)	7.0	(22.9)	(15.9)
Adjusted EBITDA	$31.6	$44.4	$76.0

	Three Months Ended December 31, 2024
(Dollars in millions)	Marketplace	Finance	Consolidated
Income from continuing operations	$25.9	$26.4	$52.3
Add back:
Income taxes	7.3	9.4	16.7
Finance interest expense	—	28.3	28.3
Interest expense, net of interest income	4.1	—	4.1
Depreciation and amortization	20.0	3.0	23.0
EBITDA	57.3	67.1	124.4
Non-cash stock-based compensation	0.9	0.2	1.1
Acquisition related costs	0.1	—	0.1
Securitization interest	—	(25.7)	(25.7)
Gain on sale of business	(31.6)	—	(31.6)
Severance	2.3	0.1	2.4
Foreign currency losses	6.4	0.1	6.5
Gain on investments	(0.4)	—	(0.4)
Impact for newly acquired Canadian DST related to prior years	(4.6)	—	(4.6)
Other	0.5	—	0.5
Total addbacks (deductions)	(26.4)	(25.3)	(51.7)
Adjusted EBITDA	$30.9	$41.8	$72.7

	Year Ended December 31, 2025
(Dollars in millions)	Marketplace	Finance	Consolidated
Income from continuing operations	$60.2	$117.5	$177.7
Add back:
Income taxes	(16.8)	31.3	14.5
Finance interest expense	—	109.9	109.9
Interest expense, net of interest income	14.9	—	14.9
Depreciation and amortization	79.4	12.3	91.7
EBITDA	137.7	271.0	408.7
Non-cash stock-based compensation	12.2	3.6	15.8
Securitization interest	—	(100.0)	(100.0)
Loss on sale of property	7.0	—	7.0
Severance	8.0	0.9	8.9
Foreign currency (gains) losses	(9.4)	0.1	(9.3)
ERP implementation costs	0.5	0.1	0.6
Other	0.8	0.1	0.9
Total addbacks (deductions)	19.1	(95.2)	(76.1)
Adjusted EBITDA	$156.8	$175.8	$332.6

	Year Ended December 31, 2024
(Dollars in millions)	Marketplace	Finance	Consolidated
Income from continuing operations	$1.7	$108.2	$109.9
Add back:
Income taxes	11.3	36.7	48.0
Finance interest expense	—	123.5	123.5
Interest expense, net of interest income	20.2	—	20.2
Depreciation and amortization	83.3	11.9	95.2
Intercompany interest	13.3	(13.3)	—
EBITDA	129.8	267.0	396.8
Non-cash stock-based compensation	12.9	3.0	15.9
Acquisition related costs	0.6	—	0.6
Securitization interest	—	(112.7)	(112.7)
Gain on sale of business	(31.6)	—	(31.6)
Severance	10.5	1.1	11.6
Foreign currency losses	5.8	—	5.8
Gain on investments	(0.4)	—	(0.4)
Professional fees related to business improvement efforts	1.2	0.3	1.5
Impact for newly enacted Canadian DST related to prior years	5.4	—	5.4
Other	0.3	0.2	0.5
Total addbacks (deductions)	4.7	(108.1)	(103.4)
Adjusted EBITDA	$134.5	$158.9	$293.4

Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025	December 31, 2025
Net income	$36.9	$33.4	$47.9	$59.5	$177.7
Less: Income from discontinued operations	—	—	—	—	—
Income from continuing operations	36.9	33.4	47.9	59.5	177.7
Add back:
Income taxes	15.8	18.3	8.2	(27.8)	14.5
Finance interest expense	27.6	26.9	28.1	27.3	109.9
Interest expense, net of interest income	3.4	1.3	0.6	9.6	14.9
Depreciation and amortization	22.7	23.0	22.7	23.3	91.7
EBITDA	106.4	102.9	107.5	91.9	408.7
Non-cash stock-based compensation	2.0	4.4	4.4	5.0	15.8
Securitization interest	(25.1)	(24.4)	(25.6)	(24.9)	(100.0)
Loss on sale of property	—	7.0	—	—	7.0
Severance	2.0	2.4	2.4	2.1	8.9
Foreign currency (gains) losses	(3.3)	(5.6)	(1.6)	1.2	(9.3)
ERP implementation costs	—	—	—	0.6	0.6
Other	0.8	—	—	0.1	0.9
Total addbacks (deductions)	(23.6)	(16.2)	(20.4)	(15.9)	(76.1)
Adjusted EBITDA	$82.8	$86.7	$87.1	$76.0	$332.6

Summary of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2025	2024
Net cash provided by (used by):
Operating activities - continuing operations	$391.9	$292.8
Operating activities - discontinued operations	—	(1.4)
Investing activities - continuing operations	(149.0)	(70.9)
Investing activities - discontinued operations	—	—
Financing activities - continuing operations	(257.9)	(173.9)
Financing activities - discontinued operations	—	—
Net change in cash balances of discontinued operations	—	—
Effect of exchange rate on cash	16.7	(21.8)
Net increase in cash, cash equivalents and restricted cash	$1.7	$24.8
Cash flow from operating activities (continuing operations) Net cash provided by operating activities (continuing operations) was $391.9 million for the year ended December 31, 2025, compared with $292.8 million for the year ended December 31, 2024. Cash provided by continuing operations for 2025 consisted primarily of cash earnings and an increase in accounts payable and accrued expenses, partially offset by an increase in trade receivables and other assets. Cash provided by continuing operations for 2024 consisted primarily of cash earnings and a decrease in trade receivables and other assets, partially offset by a decrease in accounts payable and accrued expenses. The increase in operating cash flow was primarily attributable to increased profitability and changes in operating assets and liabilities as a result of the timing of collections and disbursement of funds to consignors for marketplace sales held near period-ends.

Changes in AFC's accounts payable balance are presented in cash flows from operating activities, while changes in AFC's finance receivables are presented in cash flows from investing activities and changes in AFC's obligations collateralized by finance receivables are presented in cash flows from financing activities. Variations in these balances can lead to significant fluctuations across operating, investing and financing cash flows. Growth and contraction in AFC's finance receivables portfolio can result in significant swings in cash flows in a given period as approximately 70% to 75% of AFC's finance receivables portfolio is funded through its securitization facilities with the remainder funded through other sources of liquidity including cash on hand and working capital.
Cash flow from investing activities (continuing operations) Net cash used by investing activities (continuing operations) was $149.0 million for the year ended December 31, 2025, compared with $70.9 million for the year ended December 31, 2024. The cash used by investing activities in 2025 was primarily from an increase in finance receivables held for investment and purchases of property and equipment, partially offset by proceeds from the sale of property. The cash used by investing activities in 2024 was primarily from an increase in finance receivables held for investment and purchases of property and equipment, partially offset by the proceeds from the sale of a business.
Cash flow from financing activities (continuing operations) Net cash used by financing activities (continuing operations) was $257.9 million for the year ended December 31, 2025, compared with $173.9 million for the year ended December 31, 2024. The cash used by financing activities in 2025 was primarily due to the repurchase and retirement of shares of Series A Preferred Stock in October 2025, payments on long-term debt, repurchases and retirement of common stock, dividends paid on Series A Preferred Stock and repayments on lines of credit, partially offset by proceeds from long-term debt and a net increase in obligations collateralized by finance receivables. The cash used by financing activities in 2024 was primarily due to repayments on lines of credit, dividends paid on Series A Preferred Stock, repurchases and retirement of common stock and payments for debt issuance costs, partially offset by a net increase in obligations collateralized by finance receivables.
Cash flow from operating activities (discontinued operations) There were no operating activities (discontinued operations) for the year ended December 31, 2025, compared with net cash used by operating activities of $1.4 million for the year ended December 31, 2024. The cash used by operating activities in 2024 was primarily attributable to the payment of an accrued obligation.
Cash flow from investing activities (discontinued operations) There were no investing activities (discontinued operations) for the years ended December 31, 2025 and 2024.
Cash flow from financing activities (discontinued operations) There were no financing activities (discontinued operations) for the years ended December 31, 2025 and 2024.
Capital Expenditures
Capital expenditures for the years ended December 31, 2025 and 2024 approximated $55.4 million and $53.0 million, respectively. Capital expenditures were funded from internally generated funds. We continue to invest in our core information technology capabilities and our service locations. Capital expenditures are expected to be approximately $55 million to $60 million for fiscal year 2026. Future capital expenditures could vary substantially based on capital project timing, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.
Dividends
The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends were payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payments (through June 30, 2022), and thereafter, in cash or in kind, or in any combination of both, at the option of the Company. For the year ended December 31, 2025, the holders of the Series A Preferred Stock received cash dividends aggregating $38.6 million. For the years ended December 31, 2024 and 2023, the holders of the Series A Preferred Stock received cash dividends aggregating $44.4 million each year. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.

Contractual Obligations
To provide a clear picture of matters potentially impacting our liquidity position, the table below sets forth a summary of our contractual obligations as of December 31, 2025. Some of the figures included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we may actually pay in future periods could vary from those reflected in the table. This table does not include the obligations related to our securitization facilities, which are not secured by the general assets of OPENLANE. It also does not include the obligations related to our Series A Preferred Stock. Our securitization facilities and Series A Preferred Stock are discussed in Note 8 and Note 14, respectively, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The following table summarizes our contractual cash obligations as of December 31, 2025 (in millions):

	Payments Due by Period
Contractual Obligations	Total	1 year or Less	More than 1 Year
Long-term debt
$325 million Revolving Credit Facility (a)	$—	$—	$—
Canadian Revolving Credit Facility (a)	—	—	—
2025 Incremental Term Loans (a)	550.0	5.5	544.5
European lines of credit	—	—	—
Interest payments relating to long-term debt (b)	237.5	41.7	195.8
Operating leases (c)	77.0	13.1	63.9
Total contractual cash obligations	$864.5	$60.3	$804.2
________________________________________
(a)The Company has historically included the Revolving Credit Facilities in current debt based on its intent to repay the amount outstanding within one year; however, the Company is not contractually obligated to repay the borrowings until the maturity of the Revolving Credit Facilities (June 2028). The 2025 Incremental Term Loans are assumed to be held to maturity (October 2032).
(b)Interest payments on long-term debt are projected based on the contractual rates of the debt securities. Interest rates for the variable rate term debt instruments were held constant at rates as of December 31, 2025.
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
Critical Accounting Estimates
In preparing the financial statements in accordance with U.S. generally accepted accounting principles, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from those estimates. Accounting measurements that management believes are most critical to the reported results of our operations and financial condition include: (1) allowance for credit losses; (2) goodwill and other intangible assets; and (3) business combinations.
In addition to the critical accounting estimates, there are other items used in the preparation of the consolidated financial statements that require estimation, but are not deemed critical. Changes in estimates used in these and other items could have a material impact on our financial statements.
We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the notes to the consolidated financial statements for the year ended December 31, 2025, which are included in this Annual Report on Form 10-K.
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
AFC controls credit risk through credit approvals, credit limits, underwriting and collateral management monitoring procedures, including around 50,000 lot audits and holding vehicle titles where permitted. The estimates are based on management’s evaluation of many factors, including AFC’s historical credit loss experience, the value of the underlying collateral, delinquency trends and economic conditions. The estimates are based on information available as of each reporting date and reflect the expected credit losses over the entire expected term of the receivables. Actual losses may differ from the original estimates due to actual results varying from those assumed in our estimates.
As a measure of sensitivity, if we had experienced a 10% increase in net charge-offs of finance receivables for the years ended December 31, 2025 and 2024 our provision for credit losses would have increased by approximately $3.0 million and $5.1 million in 2025 and 2024, respectively.
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
When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for a reporting unit in a given year is influenced by a number of factors, including the size of the reporting unit’s goodwill, the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments and the date of acquisition. If we perform a quantitative assessment of a reporting unit’s goodwill, our impairment calculations contain uncertainties because they require management to make assumptions and apply judgment when estimating future cash flows and earnings, including projected revenue growth and operating expenses related to existing businesses, as well as utilizing valuation multiples of similar publicly traded companies and selecting an appropriate discount rate based on the estimated cost of capital that reflects the risk profile of the related business. Estimates of revenue growth and operating expenses are based on management estimates considering the reporting unit’s past performance and forecasted growth, strategic initiatives and changes in economic conditions. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approach are highly subjective, and our ability to realize the future cash flows used in our fair value calculations is affected by factors such as the success of strategic initiatives, changes in economic conditions, changes in our operating performance and changes in our business strategies. The Company did not identify any impairment for our reporting units in 2025 or 2024.
In the second quarter of 2023 and as part of our annual goodwill impairment testing, we performed a quantitative assessment. This analysis resulted in goodwill impairment charges totaling $218.9 million ($166.4 million net of $52.5 million deferred tax benefit) in our U.S. Dealer-to-Dealer reporting unit and $6.4 million in our Europe reporting unit (both within the Marketplace segment). The goodwill impairment related to our U.S. Dealer-to-Dealer reporting unit was primarily driven by lower near-term and long-term revenue growth rates associated with a slower overall recovery in vehicle volumes. The goodwill impairment related to our Europe reporting unit was driven by combining two previously separate reporting units (U.K. and Europe) into a single reporting unit. Including U.K. in the reporting unit resulted in a reduction in the overall fair value of the combined reporting unit, resulting in an impairment charge. As a result of the impairment charges, the carrying value of the U.S. Dealer-to-Dealer and Europe reporting units approximated fair value. The fair value of each of our other reporting units was substantially in excess of its carrying value, with the exception of our Canada reporting unit within the Marketplace segment, which exceeded its carrying value by approximately 14%. Significant assumptions used in the determination of the estimated fair values of these reporting units were the revenue and earnings growth rates and the discount rate. The revenue and expense growth rates are dependent on wholesale used vehicle supply, the competitive environment, inflation and our ability to pass price increases along to our customers, and business activities that impact market share. As a result, the revenue growth rate could be adversely impacted by market conditions, macroeconomic factors or an increased competitive environment. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based on the Company’s required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted in the future by adverse changes in the macroeconomic environment, volatility in the equity markets and the interest rate environment. While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the goodwill within the U.S. Dealer-to-Dealer and Europe reporting units described above. For additional information, see Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Off-Balance Sheet Arrangements
As of December 31, 2025, we had no off-balance sheet arrangements pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a lesser extent, United Kingdom and Continental Europe subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound or euro. Foreign currency gains on intercompany loans were approximately $9.3 million for the year ended December 31, 2025 and foreign currency losses on intercompany loans were approximately $5.8 million for the year ended December 31, 2024. Canadian currency translation negatively affected net income by approximately $0.9 million and $0.5 million for the year ended December 31, 2025 and 2024, respectively. Currency translation of the euro positively affected net income by approximately $0.8 million for the year ended December 31, 2025 and had no impact on net income for the year ended December 31, 2024. A 1% change in the month-end Canadian dollar exchange rate for the year ended December 31, 2025 would have impacted foreign currency on intercompany loans by $1.5 million and net income by $1.1 million. A 1% change in the month-end euro exchange rate for the year ended December 31, 2025 would have impacted foreign currency on intercompany loans by $0.6 million and net income by $0.5 million. A 1% change in the average Canadian dollar exchange rate for the year ended December 31, 2025 would have impacted net income by approximately $0.7 million. Currency exposure of our U.K. and European operations is not material to the results of operations.
Interest Rates
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We do not currently use interest rate contracts to manage our exposure to interest rate changes.
A sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (SOFR/CORRA) for the year ended December 31, 2025 would have resulted in an increase in interest expense of approximately $1.3 million.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
OPENLANE, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of OPENLANE, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of qualitative risk factors in the allowance for credit losses
As discussed in Notes 2 and 7 to the consolidated financial statements, the Company’s allowance for credit losses as of December 31, 2025, was $27.5 million (the ACL). The Company estimates the ACL using a methodology that first considers quantitative models that calculate historical loss rates using recorded charge-offs and recoveries over a historical period as well as identified potential loss events as the primary quantitative factors. The Company’s methodology is also based on management’s evaluation of the receivables portfolio under current economic conditions, the size of the portfolio, overall portfolio credit quality, review of specific collection matters and such other factors which, in management’s judgment, deserve recognition in estimating losses (qualitative risk factors).
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

Indianapolis, Indiana
February 18, 2026

OPENLANE, Inc.
Consolidated Statements of Income (Loss)
(In millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Operating revenues
Auction and related fees	$833.5	$735.3	$635.3
SaaS and other revenue	257.1	295.1	379.7
Purchased vehicle sales	410.2	327.0	236.7
Finance revenue	433.7	431.1	444.0
Total operating revenues	1,934.5	1,788.5	1,695.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	1,041.7	956.3	867.6
Finance interest expense	109.9	123.5	130.6
Provision for credit losses	42.4	54.3	59.2
Selling, general and administrative	445.2	408.6	421.8
Depreciation and amortization	91.7	95.2	101.5
Gain on sale of business	—	(31.6)	—
Loss on sale of property	7.0	—	—
Goodwill and other intangibles impairment	—	—	250.8
Total operating expenses	1,737.9	1,606.3	1,831.5
Operating profit (loss)	196.6	182.2	(135.8)
Interest expense	18.1	21.8	25.2
Other (income) expense, net	(13.7)	2.5	(15.6)
Loss on extinguishment of debt	—	—	1.1
Income (loss) from continuing operations before income taxes	192.2	157.9	(146.5)
Income taxes	14.5	48.0	8.3
Income (loss) from continuing operations	177.7	109.9	(154.8)
Income from discontinued operations, net of income taxes	—	—	0.7
Net income (loss)	$177.7	$109.9	$(154.1)
Amounts from continuing operations attributable to common stockholders
Income (loss) from continuing operations	$177.7	$109.9	$(154.8)
Series A Preferred Stock dividends (including deemed dividends)	(280.8)	(44.4)	(44.4)
Income from continuing operations attributable to participating securities	—	(16.3)	—
Income (loss) from continuing operations attributable to common stockholders	$(103.1)	$49.2	$(199.2)
Net income (loss) per share - basic
Income (loss) from continuing operations	$(0.96)	$0.46	$(1.83)
Income from discontinued operations	—	—	0.01
Net income (loss) per share - basic	$(0.96)	$0.46	$(1.82)
Net income (loss) per share - diluted
Income (loss) from continuing operations	$(0.96)	$0.45	$(1.83)
Income from discontinued operations	—	—	0.01
Net income (loss) per share - diluted	$(0.96)	$0.45	$(1.82)

See accompanying notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$177.7	$109.9	$(154.1)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	29.2	(32.4)	12.8
Comprehensive income (loss)	$206.9	$77.5	$(141.3)

See accompanying notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Balance Sheets
(In millions)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$141.5	$143.0
Restricted cash	43.9	40.7
Trade receivables, net of allowances of $9.7 and $6.7	314.1	248.2
Finance receivables, net of allowances of $27.5 and $19.8	2,425.4	2,322.7
Other current assets	86.7	96.9
Total current assets	3,011.6	2,851.5
Other assets
Goodwill	1,243.5	1,222.9
Customer relationships, net of accumulated amortization of $459.2 and $437.4	102.7	117.7
Other intangible assets, net of accumulated amortization of $555.0 and $487.4	142.8	160.8
Operating lease right-of-use assets	57.9	67.1
Property and equipment, net of accumulated depreciation of $141.5 and $159.4	104.2	149.3
Other assets	61.6	53.0
Total other assets	1,712.7	1,770.8
Total assets	$4,724.3	$4,622.3

See accompanying notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2025	2024
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities
Accounts payable	$665.8	$547.6
Accrued employee benefits and compensation expenses	50.8	36.5
Accrued interest	11.3	7.2
Other accrued expenses	90.8	80.8
Income taxes payable	21.4	10.6
Obligations collateralized by finance receivables	1,758.3	1,660.3
Current maturities of long-term debt	5.5	222.5
Total current liabilities	2,603.9	2,565.5
Non-current liabilities
Long-term debt	530.1	—
Deferred income tax liabilities	0.6	24.4
Operating lease liabilities	53.0	60.4
Other liabilities	6.2	16.8
Total non-current liabilities	589.9	101.6
Commitments and contingencies (Note 18)
Temporary equity
Series A convertible preferred stock (Note 14)	289.8	612.5
Stockholders' equity
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
106,175,229 (2025)
106,849,134 (2024)	1.1	1.1
Additional paid-in capital	692.8	720.9
Retained earnings	586.7	689.8
Accumulated other comprehensive loss	(39.9)	(69.1)
Total stockholders' equity	1,240.7	1,342.7
Total liabilities, temporary equity and stockholders' equity	$4,724.3	$4,622.3

See accompanying notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	108.9	$1.1	$743.8	$822.9	$(49.5)	$1,518.3
Net loss				(154.1)		(154.1)
Other comprehensive income					12.8	12.8
Issuance of common stock under stock plans	0.7		2.7			2.7
Surrender of RSUs for taxes	(0.2)		(2.6)			(2.6)
Stock-based compensation expense			16.5			16.5
Repurchase and retirement of common stock	(1.4)		(22.2)			(22.2)
Dividends on preferred stock				(44.4)		(44.4)
Balance at December 31, 2023	108.0	1.1	738.2	624.4	(36.7)	1,327.0
Net income				109.9		109.9
Other comprehensive loss					(32.4)	(32.4)
Issuance of common stock under stock plans	0.8		1.4			1.4
Surrender of RSUs for taxes	(0.2)		(3.5)			(3.5)
Stock-based compensation expense			14.7			14.7
Repurchase and retirement of common stock	(1.8)		(30.0)			(30.0)
Dividends earned under stock plans			0.1	(0.1)		—
Dividends on preferred stock				(44.4)		(44.4)
Balance at December 31, 2024	106.8	1.1	720.9	689.8	(69.1)	1,342.7
Net income				177.7		177.7
Other comprehensive income					29.2	29.2
Issuance of common stock under stock plans	1.5		9.6			9.6
Surrender of RSUs for taxes	(0.3)		(6.7)			(6.7)
Stock-based compensation expense			14.6			14.6
Repurchase and retirement of common stock	(1.8)		(45.6)			(45.6)
Deemed dividend on preferred stock				(242.2)		(242.2)
Dividends on preferred stock				(38.6)		(38.6)
Balance at December 31, 2025	106.2	$1.1	$692.8	$586.7	$(39.9)	$1,240.7

See accompanying notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$177.7	$109.9	$(154.1)
Net income from discontinued operations	—	—	(0.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	91.7	95.2	101.5
Provision for credit losses	42.4	54.3	59.2
Deferred income taxes	(31.9)	1.7	(29.8)
Amortization of debt issuance costs	8.9	9.1	8.7
Stock-based compensation	14.6	14.7	16.5
Contingent consideration adjustment	—	—	1.3
Investment and note receivable impairment	—	—	10.3
Loss on sale of property	7.0	—	—
Gain on sale of business	—	(31.6)	—
Goodwill and other intangibles impairment	—	—	250.8
Loss on extinguishment of debt	—	—	1.1
Other non-cash, net	0.4	(0.3)	1.0
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables and other assets	(69.1)	44.4	(66.0)
Accounts payable and accrued expenses	150.2	(4.6)	39.8
Payments of contingent consideration in excess of acquisition-date fair value	—	—	(2.6)
Net cash provided by operating activities - continuing operations	391.9	292.8	237.0
Net cash used by operating activities - discontinued operations	—	(1.4)	(1.6)
Investing activities
Net (increase) decrease in finance receivables held for investment	(135.3)	(96.7)	64.8
Acquisition of businesses (net of cash acquired)	—	—	(103.0)
Purchases of property, equipment and computer software	(55.4)	(53.0)	(52.0)
Investments in securities	(1.5)	(2.8)	(1.3)
Proceeds from sale of investments	0.8	0.9	—
Proceeds from note receivable	—	—	0.7
Proceeds from the sale of business	—	79.8	—
Proceeds from the sale of property and equipment	42.4	0.9	0.3
Net cash used by investing activities - continuing operations	(149.0)	(70.9)	(90.5)
Net cash provided by investing activities - discontinued operations	—	—	7.0
Financing activities
Net (decrease) increase in book overdrafts	(5.9)	0.8	(2.3)
Net (repayments of) borrowings from lines of credit	(24.2)	(131.7)	5.9
Net increase (decrease) in obligations collateralized by finance receivables	82.4	49.5	(55.9)
Proceeds from long-term debt	547.3	—	—
Payments for debt issuance costs/amendments	(6.9)	(15.1)	(6.7)
Payments on long-term debt	(210.0)	—	—
Payment for early extinguishment of debt	—	—	(140.1)
Payments on finance leases	—	(0.9)	(1.9)
Payments of contingent consideration and deferred acquisition costs	—	—	(12.4)
Issuance of common stock under stock plans	9.6	1.4	2.7
Tax withholding payments for vested RSUs	(6.7)	(3.5)	(2.6)
Repurchase and retirement of common stock	(45.6)	(30.0)	(22.2)
Repurchase and retirement of Series A Preferred Stock	(559.3)	—	—
Dividends paid on Series A Preferred Stock	(38.6)	(44.4)	(44.4)
Net cash used by financing activities - continuing operations	(257.9)	(173.9)	(279.9)
Net cash provided by financing activities - discontinued operations	—	—	—
Net change in cash balances of discontinued operations	—	—	—
Effect of exchange rate changes on cash	16.7	(21.8)	9.2
Net increase (decrease) in cash, cash equivalents and restricted cash	1.7	24.8	(118.8)
Cash, cash equivalents and restricted cash at beginning of period	183.7	158.9	277.7
Cash, cash equivalents and restricted cash at end of period	$185.4	$183.7	$158.9
See accompanying notes to consolidated financial statements

Supplemental Disclosure of Cash Flow Information
(In millions)	Year Ended December 31,
	2025	2024	2023
Cash paid for interest	$115.4	$140.7	$145.2
Cash paid for taxes, net of refunds - continuing operations	$40.4	$36.6	$35.8
Cash paid for taxes, net of refunds - discontinued operations	$(1.5)	$(1.8)	$1.5

See accompanying notes to consolidated financial statements

OPENLANE, Inc.
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

Note 1—Organization and Other Matters
OPENLANE, Inc., formerly known as KAR Auction Services, Inc., was organized in the State of Delaware on November 9, 2006.
Defined Terms
Unless otherwise indicated or unless the context otherwise requires, the following terms used herein shall have the following meanings:
•"OPENLANE, Inc." refers to the Company and not to its subsidiaries;
•"we," "us," "our," "OPENLANE" and "the Company" refer, collectively, to OPENLANE, Inc. (f/k/a KAR Auction Services, Inc.) and its subsidiaries, unless the context requires otherwise;
•"AFC" refers, collectively, to Automotive Finance Corporation and Automotive Finance Corporation's subsidiaries and other related entities;
•"Credit Agreement" refers to the Credit Agreement, dated June 23, 2023 (as amended, amended and restated, modified or supplemented from time to time), among the Company, as the borrower, the several banks and other financial institutions or entities from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, providing for, among other things, a $325 million senior secured revolving credit facility due June 23, 2028 (the "Revolving Credit Facility"), a C$175 million revolving credit facility due June 23, 2028 (the "Canadian Revolving Credit Facility" and, together with the Revolving Credit Facility, "the Revolving Credit Facilities") and incremental term loans in an aggregate principal amount equal to $550 million due October 8, 2032 (the "2025 Incremental Term Loans");
•"Senior notes" refers to the 5.125% senior notes repaid in 2025 ($0 million and $210 million aggregate principal was outstanding at December 31, 2025 and 2024, respectively); and
•"Series A Preferred Stock" refers to the Series A Convertible Preferred Stock, par value $0.01 per share (300,277 and 634,305 shares of Series A Preferred Stock were outstanding at December 31, 2025 and 2024, respectively).
Business and Nature of Operations
OPENLANE is a leading digital marketplace for wholesale used vehicles operating in the United States, Canada and Europe. Our technology and people connect the leading automotive manufacturers, dealers, rental companies, fleet operators, captive finance and lending institutions as buyers and sellers. Our portfolio of integrated technology, data analytics, financing, logistics and other remarketing solutions, combined with our 14 vehicle logistics centers in Canada, power transactions on our marketplace and help advance our purpose: to make wholesale easy so our customers can be more successful.
For commercial sellers, our proprietary SaaS-based platform supports private label digital remarketing applications representing the majority of North American manufacturers and captive finance companies. When combined with OPENLANE's vehicle inspection, transportation and other affiliated services, OPENLANE provides comprehensive solutions to our commercial customers. For dealer customers, our marketplaces in the U.S. and Canada connect a growing number of franchise and independent dealers while our technology facilitates multiple sales formats, and delivers data-driven insights to help dealers buy and sell inventory with speed, ease and transparency.
Marketplace services include a variety of activities designed to facilitate the transfer of used vehicles between sellers and buyers throughout the vehicle life cycle. We facilitate the exchange of these vehicles through our marketplaces, which aligns sellers and buyers. As an agent for customers, the Company generally does not take title to or ownership of vehicles sold through our marketplaces. Generally, fees are earned from the seller and buyer on each successful marketplace transaction in addition to fees earned for ancillary services. We also sell vehicles we have purchased, for which we do take title and record the gross selling price of the vehicle sold through our marketplaces as revenue.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
We also provide services such as inbound and outbound transportation logistics, reconditioning, vehicle inspection and certification, titling, administrative and collateral recovery services. We are able to serve the diverse and multi-faceted needs of our customers through the wide range of services offered.
AFC is a leading provider of floorplan financing primarily to independent used vehicle dealers ("independent vehicle dealers") and this financing is provided through approximately 90 locations (hybrid of physical locations and a digital servicing network) throughout the United States and Canada as of December 31, 2025. Floorplan financing supports independent vehicle dealers in North America who purchase vehicles at OPENLANE and other used vehicle and salvage auctions. In addition, AFC provides financing for dealer inventory purchased directly from wholesalers, other dealers and directly from consumers, as well as providing liquidity for customer trade-ins which can encompass settling lienholder payoffs. AFC also provides title services for their customers throughout North America.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of OPENLANE and all of its majority owned subsidiaries. Significant intercompany transactions and balances have been eliminated.
Reclassifications and Revisions
To better reflect the Company's transformation from a physical auction business to a digital marketplace within its revenue streams, beginning in the fourth quarter of 2025, the Company revised its consolidated statements of income (loss) to present revenue categories more representative of its current business profile. The former "Auction fees" and "Service revenue" line items were replaced with "Auction and related fees" and "SaaS and other revenue." For the years ended December 31, 2024 and 2023, "Auction fees" of $443.8 million and $395.3 million, respectively, were replaced with "Auction and related fees" of $735.3 million and $635.3 million, respectively. Reconditioning, vehicle inspection and certification and certain transportation revenues that were formerly included within "Service revenue" are now presented as a component of "Auction and related fees." For the years ended December 31, 2024 and 2023, "Service revenue" of $586.6 million and $619.7 million, respectively, was replaced with "SaaS and other revenue" of $295.1 million and $379.7 million, respectively. Generally, the revenue included in "SaaS and other revenue" was formerly included within "Service revenue," and is comprised of repossession-related revenue, vehicle research services, simulcast solution revenue and transportation services arranged with our proprietary technology (for vehicles not sold on one of our platforms). This change in revenue categories has no impact on total operating revenues, operating profit or income (loss) from continuing operations. The revenue presentation change only impacts the Marketplace segment and prior year revenues have been revised to conform to the current presentation. The "Purchased vehicle sales" and "Finance revenue" line items remain unchanged.
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

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
Foreign Currency Translation
The local currency is the functional currency for each of our foreign entities. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at average exchange rates in effect during the year. Assets and liabilities of foreign operations are translated using the exchange rates in effect at year end. Foreign currency transaction gains and losses on intercompany balances are included in the consolidated statements of income (loss) within "Other (income) expense, net" and resulted in a gain of $9.3 million for the year ended December 31, 2025, a loss of $5.8 million for the year ended December 31, 2024 and a gain of $2.9 million for the year ended December 31, 2023. Adjustments arising from the translation of net assets located outside the U.S. (gains and losses) are the only component of "Accumulated other comprehensive loss" for all periods presented.
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

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
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

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
Other Assets
Other assets consist of investments, deposits, deferred taxes and other long-term assets.
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
Accounts Payable
Accounts payable include amounts due sellers from the proceeds of the sale of their consigned vehicles less any fees, as well as trade payables and outstanding checks to sellers and vendors. Book overdrafts, representing outstanding checks in excess of funds on deposit, are recorded in "Accounts payable" and amounted to $12.8 million and $18.7 million at December 31, 2025 and 2024, respectively.
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
December 31, 2025, 2024 and 2023
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
Revenue Recognition
The Company accounts for revenue under ASC 606, Revenue from Contracts with Customers, except for AFC interest revenue and fee revenue, which is described under Finance below. Revenue is recognized when control of the promised goods or services are transferred to customers in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company generates its revenues from contracts with customers. In contracts with multiple performance obligations, the Company identifies each performance obligation and evaluates whether the performance obligations are distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are combined. The Company allocates the transaction price to each distinct performance obligation proportionately based on the estimated standalone selling price for each performance obligation. The Company then determines how the goods or services are transferred to the customer in order to determine the timing of revenue recognition.
There were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet as of December 31, 2025. For each of our primary revenue streams, cash flows are consistent with the timing of revenue recognition.
For the year ended December 31, 2025, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material.
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
The vehicles sold on our marketplaces generate auction fees from buyers and sellers. The Company generally does not take title to these consigned vehicles and records only its auction fees as revenue ("Auction fees") because it has no influence on the vehicle marketplace selling price agreed to by the seller and the buyer. The Company does not record the gross selling price of the consigned vehicles sold through our marketplaces as revenue. Our buyer fees are typically based on a tiered structure with fees increasing with the sale price of the vehicle, while seller fees are typically fixed. The Company generally enforces its rights to payment for seller transactions through net settlement provisions following the sale of a vehicle. Marketplace services such as certain inbound and outbound transportation logistics, reconditioning and vehicle inspection and certification ("related fees") are generally recognized at the time of service. Auction fees together with the related fees are presented as "Auction and related fees" in the consolidated statements of income (loss). Our Software as a Service ("SaaS") solutions and collateral recovery services are also generally recognized at the time of service ("SaaS and other revenue" in the consolidated statements of income (loss)). The Company also sells vehicles that have been purchased, which represent approximately 2% of the total volume of vehicles sold. For these types of sales, the Company does record the gross selling price of purchased vehicles sold through our

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
marketplaces as revenue ("Purchased vehicle sales" in the consolidated statements of income (loss)) and the gross purchase price of the vehicles as "Cost of services," at the completion of each sale to a third party.
Finance
AFC's revenue ("Finance revenue" in the consolidated statements of income (loss)) is comprised of interest revenue and fee and other revenue associated with our finance receivables. AFC's interest revenue is generally determined based on the applicable prime rate plus a margin. The following table summarizes the primary components of AFC's finance revenue:

	Year Ended December 31,
Finance Revenue (in millions)	2025	2024	2023
Interest revenue	$229.1	$231.1	$248.4
Fee and other revenue	204.6	200.0	195.6
	$433.7	$431.1	$444.0
Interest revenue
Revenues associated with interest are accounted for in accordance with ASC 310-20, Nonrefundable Fees and Other Costs, and therefore are not subject to evaluation under Topic 606. Interest on finance receivables is recognized based on the number of days the vehicle remains financed, adjusted for historical loss rates.
Fee and other revenue
Revenues associated with fees are accounted for in an accordance with ASC 310-20, Nonrefundable Fees and Other Costs, and therefore are not subject to evaluation under Topic 606. Dealers are charged a fee to floorplan a vehicle ("floorplan fee"), to extend the terms of the receivable ("curtailment fee") and an origination fee. AFC fee revenue, including floorplan, curtailment and origination fees, is recognized over the estimated life of the finance receivable.
Other revenue includes inventory audit fees, filing fees, lienholder payoff services and other related program fees, each of which are charged to and collected from AFC's customers.
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
Income (Loss) from Continuing Operations per Share
The Company includes participating securities (Series A Preferred Stock) in the computation of income from continuing operations per share pursuant to the two-class method. The two-class method of calculating income from continuing operations per share is an allocation method that calculates earnings per share for common stock and participating securities. Under the two-class method, total dividends provided to the holders of the Series A Preferred Stock, deemed dividends resulting from Series A Preferred Stock repurchases (the excess of the consideration paid over the carrying amount) and undistributed earnings allocated to participating securities are subtracted from income from continuing operations in determining income attributable to common stockholders.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
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
New Accounting Standards
In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU') 2025-11, Interim Reporting (Subtopic 270): Narrow-Scope Improvements, which provides clarity about current interim disclosure requirements and adds a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments should be applied either prospectively to financial statements issued for reporting periods after the adoption date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact the adoption of ASU 2025-11 will have on the consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of internal-use software costs. The amendments are effective for fiscal years beginning after December 15, 2027, and for interim reporting periods within those annual periods. Early adoption is permitted and the amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date, retrospectively to any or all prior periods presented in the financial statements, or through a modified prospective transition approach which is based on the status of the project and whether software costs were capitalized before the date of adoption. The Company is currently evaluating the impact the adoption of ASU 2025-06 will have on the consolidated financial statements and related disclosures.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional income tax disclosures on an annual basis, specifically related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. The Company adopted this ASU on a retrospective basis. The adoption of ASU 2023-09 did not have an impact on the consolidated financial statements, but certain financial statement disclosures in Note 16 "Income Taxes" have been expanded as a result of the adoption of ASU 2023-09.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
Note 3—Acquisition
2023 Acquisition
In December 2023, the Company acquired Manheim Canada from Cox Automotive. The transaction included the Manheim Montreal facility and auction sales, operations and select staff across Manheim Canada. The acquisition advanced OPENLANE's digital strategy by adding inventory, buyers, sellers and corresponding data to the OPENLANE Canada digital marketplace.
The purchased assets included property and equipment and customer relationships. Financial results for Manheim Canada have been included in our consolidated financial statements from the date of acquisition.
The purchase price for Manheim Canada was approximately $103.0 million. The acquired assets and assumed liabilities of Manheim Canada were recorded at fair value, including $52.4 million to property and equipment and $18.6 million to intangible assets, representing the fair value of acquired customer relationships, which are being amortized over their expected useful lives. The excess earnings method was used to value the customer relationships. This method requires forward looking estimates to determine fair value, including among other assumptions, forecasted revenue growth and estimated customer attrition rates. The acquisition resulted in $25.9 million of goodwill. The factors contributing to the recognition of goodwill were strategic and synergistic benefits that are expected to be realized from the acquisition. The goodwill is recorded in the Marketplace reportable segment and is deductible for tax purposes. The financial impact of this acquisition, including pro forma financial results, was immaterial to the Company's consolidated results for the year ended December 31, 2023. Acquisition costs of approximately $2.0 million are included in "Selling, general, and administrative" in the consolidated statement of income (loss) for the year ended December 31, 2023.
Note 4—Divestitures
2024 Sale of Automotive Key Business
In December 2024, the Company completed the sale of its automotive key business for a purchase price of $79.8 million, net of transaction expenses. The sale resulted in a pretax gain on disposal of approximately $31.6 million for the year ended December 31, 2024, which is presented as "Gain on sale of business" in the consolidated statement of income (loss). The disposal does not represent a strategic shift of the Company, and as such, the financial results of the automotive key business have been accounted for as continuing operations for all periods presented through the sale date (in the Marketplace reportable segment). Approximately $31.4 million of goodwill was allocated to the automotive key business based on its relative fair value.
2022 Sale of ADESA U.S. Physical Auction Business and Discontinued Operations
In May 2022, the Company completed the sale of its U.S. physical auction business, including auction sales, operations and staff at the Company's U.S. vehicle logistics centers ("ADESA U.S. physical auction business," "ADESA U.S. physical auctions" or "ADESA U.S."), to Carvana Group, LLC (together with Carvana Co. and its subsidiaries, "Carvana") (the "Transaction"). In connection with the Transaction, the Company and Carvana entered into a transition services agreement for a transitional period and a commercial agreement for a term of 7 years that provides for platform and other fees for services rendered. In addition, the Company continues to own the ADESA tradename and the ADESA U.S. physical auctions continue to utilize the tradename. The tradename continues to generate cash flows pursuant to the purchase and commercial agreements with Carvana and its affiliates, as Carvana pays a fee to the Company for use of the tradename for the ADESA U.S. physical auctions for a defined period.
For the years ended December 31, 2025, 2024, and 2023, the Company received a net cash inflow from the commercial agreement and transition services agreement of approximately $124.4 million, $122.9 million and $93.9 million, respectively. Of those amounts, approximately $98.0 million and $102.2 million were passed through to third-party carriers for the cost of transportation for the years ended December 31, 2025 and 2024, respectively.
The Company provided transportation services of $0.8 million, $0.9 million and $60.3 million to the ADESA U.S. physical auctions for the years ended December 31, 2025, 2024 and 2023, respectively.
The financial results of the ADESA U.S. physical auction business have been accounted for as discontinued operations for all periods presented. The business was formerly included in the Company’s Marketplace reportable segment. There were no

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
results of operations for the ADESA U.S. physical auction business included as discontinued operations for the years ended December 31, 2025 and 2024. For the year ended December 31, 2023, there was an adjustment to the income taxes of discontinued operations which resulted in income from discontinued operations of $0.7 million.
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
The compensation cost that was charged against income for all stock-based compensation plans was $14.6 million, $14.7 million and $16.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, and the total income tax benefit recognized in the consolidated statement of income (loss) for options, PRSUs and RSUs was approximately $1.3 million, $1.4 million and $2.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. We did not capitalize any stock-based compensation cost in the years ended December 31, 2025, 2024 or 2023.
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Year Ended December 31,
	2025	2024	2023
PRSUs	$7.0	$5.3	$4.1
RSUs	9.9	8.6	9.0
Service options	—	0.6	0.7
Market options	(2.3)	0.2	2.7
Total stock-based compensation expense	$14.6	$14.7	$16.5

OPENLANE, Inc. Second Amended and Restated 2009 Omnibus Stock and Incentive Plan
The OPENLANE, Inc. Second Amended and Restated 2009 Omnibus Stock and Incentive Plan ("Omnibus Plan") is intended to provide equity and/or cash-based awards to our executive officers and key employees. The Omnibus Plan provides that the maximum number of shares of the Company's common stock that may be issued pursuant to awards under the Omnibus Plan is approximately 6.5 million, of which, following subsequent cancellations, expirations and withholdings, approximately 7.2 million shares remained available for future grants as of December 31, 2025. The Omnibus Plan provides for the grant of stock options, restricted stock, stock appreciation rights, other stock-based awards and cash-based awards. The grants described below were made pursuant to the Company's Policy on Granting Equity Awards.
PRSUs
In the years ended December 31, 2025, 2024 and 2023 we granted a target amount of approximately 0.3 million, 0.6 million and 0.5 million, respectively, PRSUs to certain executive officers of the Company. Three quarters of the PRSUs vest if and to the extent that the Company's cumulative Adjusted EBITDA ("Adjusted EBITDA PRSUs") attains certain specified goals over three years. The other one quarter of the PRSUs vest if and to the extent that the Company's total shareholder return over three years relative to that of companies within the S&P SmallCap 600 ("TSR PRSUs") exceeds certain levels. The amount of PRSUs actually earned and paid in shares of common stock following the performance period will be 0% for below threshold performance, 50% for threshold performance, 100% for target performance and up to 200% for achieving maximum performance or higher. Linear interpolation is used to calculate the percentage of PRSUs earned and paid if performance falls between the levels.
The weighted average grant date fair value of the Adjusted EBITDA PRSUs was $21.18 per share, $14.83 per share and $14.25 per share in 2025, 2024 and 2023, respectively. These fair values were determined using the closing price of the Company's common stock on the dates of grant. The weighted average grant date fair value of the TSR PRSUs was $33.65 per share, $21.49 per share and $21.62 per share in 2025, 2024 and 2023, respectively. These fair values were developed with Monte Carlo simulations using a multivariate Geometric Brownian Motion. Dividend equivalents accrue on the PRSUs, as applicable, and are subject to the same vesting and forfeiture terms as the PRSUs.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
The following table summarizes PRSU activity, including dividend equivalents, under the Omnibus Plan for the year ended December 31, 2025:

Performance-Based Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
PRSUs at January 1, 2025	1,634,107	$16.97
Granted	340,166	24.30
Vested	(212,688)	18.46
Forfeited	(503,549)	17.73
PRSUs at December 31, 2025	1,258,036	$18.40
The fair value of shares that vested during the years ended December 31, 2025, 2024 and 2023 was $4.3 million, $0.0 million and $0.0 million, respectively. As of December 31, 2025, an estimated $7.5 million of unrecognized compensation expense related to non-vested PRSUs is expected to be recognized over a weighted average term of approximately 1.5 years.
RSUs
In the years ended December 31, 2025, 2024 and 2023, approximately 0.7 million, 0.6 million and 0.6 million RSUs were granted to certain executive officers and management members of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The fair value of RSUs is the value of the Company's common stock at the date of grant and the weighted average grant date fair value of the RSUs was $21.10 per share, $14.94 per share and $14.19 per share in 2025, 2024 and 2023, respectively. Dividend equivalents accrue on the RSUs, as applicable, and are subject to the same vesting and forfeiture terms as the RSUs.
The following table summarizes RSU activity, including dividend equivalents, under the Omnibus Plan for the year ended December 31, 2025:

Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
RSUs at January 1, 2025	1,164,876	$14.54
Granted	712,896	21.10
Vested	(654,025)	14.42
Forfeited	(141,947)	16.76
RSUs at December 31, 2025	1,081,800	$18.65
The fair value of shares that vested during the years ended December 31, 2025, 2024 and 2023 was $14.1 million, $10.3 million and $8.0 million, respectively. As of December 31, 2025, there was approximately $11.3 million of unrecognized compensation expense related to non-vested RSUs which is expected to be recognized over a weighted average term of 1.8 years.
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
December 31, 2025, 2024 and 2023
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
The following table summarizes service option activity under the Omnibus Plan for the year ended December 31, 2025:

Service Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2025	854,252	$15.88
Granted	—	N/A
Exercised	(218,633)	15.92
Forfeited	(74,301)	15.58
Canceled	—	N/A
Outstanding at December 31, 2025	561,318	$15.93	5.3 years	$7.8
Exercisable at December 31, 2025	561,318	$15.93	5.3 years	$7.8
The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2025. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on the Company's closing stock price of $29.78 on December 31, 2025. The total intrinsic value of service options exercised during the years ended December 31, 2025, 2024 and 2023 was $1.8 million, $0.8 million and $0.5 million, respectively. The fair market value of all vested and exercisable service options at December 31, 2025 and 2024 was $16.7 million and $12.2 million, respectively. As of December 31, 2025, all service option expense has been recognized.
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

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
The following table summarizes market option activity under the Omnibus Plan for the year ended December 31, 2025:

Market Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2025	3,416,995	$15.89
Granted	—	N/A
Exercised	(414,300)	14.86
Forfeited	(654,441)	16.28
Canceled	—	N/A
Outstanding at December 31, 2025	2,348,254	$15.96	5.3 years	$32.4
Exercisable at December 31, 2025	1,021,252	$16.10	5.3 years	$14.0
The intrinsic value presented in the table above represents the amount by which the market value of the underlying stock exceeds the exercise price of the option at December 31, 2025. The intrinsic value changes continuously based on the fair value of our stock. The market value is based on the Company's closing stock price of $29.78 on December 31, 2025. The total intrinsic value of market options exercised during the year ended December 31, 2025 was $4.6 million. The fair market value of all vested and exercisable market options at December 31, 2025 and 2024 was $30.4 million and $9.5 million, respectively. As of December 31, 2025, there was less than $0.1 million of unrecognized compensation expense related to non-vested market options which is expected to be recognized over a weighted average term of 0.4 years.
KAR Auction Services, Inc. Employee Stock Purchase Plan
We adopted the KAR Auction Services, Inc. Employee Stock Purchase Plan ("ESPP") in December 2009. The ESPP, which was approved by our stockholders, is designed to provide an incentive to attract, retain and reward eligible employees and is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. A maximum of 2,500,000 shares of our common stock have been reserved for issuance under the ESPP, of which 720,129 shares remained available for future ESPP purchases as of December 31, 2025. The ESPP provides for one month offering periods with a 15% discount from the fair market value of a share on the date of purchase. A participant's annual contribution to the ESPP may not exceed $25,000 per year. Unless terminated earlier, the ESPP will terminate on December 31, 2028. In accordance with ASC 718, Compensation—Stock Compensation, the entire 15% purchase discount is recorded as compensation expense.
Common Share Repurchase Programs
2025 Share Repurchase Program
In April 2025, the board of directors approved a new share repurchase authorization of up to $250 million of the Company's outstanding common stock through December 31, 2026. This share repurchase program replaced the 2019 share repurchase program. At December 31, 2025, approximately $204.7 million of the Company's outstanding common stock remained available for repurchase under the 2025 share repurchase program. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. This program does not oblige the Company to repurchase any dollar amount or any number of shares under the authorization, and the program may be suspended, discontinued or modified at any time, for any reason and without notice. In 2025 we repurchased and retired 1,832,424 shares of common stock in the open market at a weighted average price of $24.72 per share under the 2025 share repurchase program.
2019 Share Repurchase Program
In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company's outstanding common stock, par value $0.01 per share. The 2019 share repurchase program was amended from time-to-time through subsequent approvals by the board of directors. The amendments served to increase the size of the 2019 share repurchase program and extend its maturity date. Repurchases were made in the open market or through privately negotiated transactions, in accordance

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases was subject to market and other conditions. In 2025, 2024 and 2023, we repurchased and retired 2,900 shares, 1,778,470 shares and 1,438,859 shares of common stock, respectively, under the 2019 share repurchase program and the shares were repurchased in the open market at a weighted average price of $19.98 per share, $16.85 per share and $15.43 per share, respectively.
Note 6—Income (Loss) from Continuing Operations Per Share
The following table sets forth the computation of income (loss) from continuing operations per share (in millions except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Income (loss) from continuing operations	$177.7	$109.9	$(154.8)
Series A Preferred Stock dividends	(38.6)	(44.4)	(44.4)
Deemed dividend on Series A Preferred Stock repurchases	(242.2)	—	—
Income from continuing operations attributable to participating securities	—	(16.3)	—
Income (loss) from continuing operations attributable to common stockholders	$(103.1)	$49.2	$(199.2)
Weighted average common shares outstanding	106.9	108.0	109.1
Effect of dilutive stock options and restricted stock awards	—	1.2	—
Weighted average common shares outstanding and potential common shares	106.9	109.2	109.1
Income (loss) from continuing operations per share
Basic	$(0.96)	$0.46	$(1.83)
Diluted	$(0.96)	$0.45	$(1.83)
The Company includes participating securities (Series A Preferred Stock) in the computation of income from continuing operations per share pursuant to the two-class method. The two-class method of calculating income from continuing operations per share is an allocation method that calculates earnings per share for common stock and participating securities. Under the two-class method, total dividends provided to the holders of the Series A Preferred Stock, deemed dividends resulting from Series A Preferred Stock repurchases (the excess of the consideration paid over the carrying amount) and undistributed earnings allocated to participating securities are subtracted from income from continuing operations in determining income attributable to common stockholders.
The effect of stock options and restricted stock on income from continuing operations per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on income from continuing operations per diluted share, unexercisable market options and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No service options and 2.9 million market options were excluded from the calculation of diluted income from continuing operations per share for the year ended December 31, 2024. In addition, approximately 0.9 million PRSUs were excluded from the calculation of diluted income from continuing operations per share for the year ended December 31, 2024. In accordance with U.S. GAAP, no potential common shares were included in the computation of diluted income from continuing operations per share for the years ended December 31, 2025 and 2023, because to do so would have been anti-dilutive based on the period undistributed loss from continuing operations attributable to common stockholders. Total options outstanding at December 31, 2025, 2024 and 2023 were 2.9 million, 4.3 million and 4.9 million, respectively.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
Note 7—Allowance for Credit Losses and Doubtful Accounts
The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	Year Ended December 31,
	2025	2024	2023
Allowance for Credit Losses
Balance at beginning of period	$19.8	$23.0	$21.5
Provision for credit losses	37.3	47.6	50.6
Recoveries	8.6	7.6	8.9
Less charge-offs	(38.3)	(58.2)	(58.1)
Other	0.1	(0.2)	0.1
Balance at end of period	$27.5	$19.8	$23.0
AFC's allowance for credit losses includes estimated losses for finance receivables currently held on the balance sheet of AFC and its subsidiaries.
The following is a summary of changes in the allowance for doubtful accounts related to trade receivables (in millions):

	Year Ended December 31,
	2025	2024	2023
Allowance for Doubtful Accounts
Balance at beginning of period	$6.7	$9.9	$15.8
Provision for credit losses	5.1	6.7	8.6
Less net charge-offs	(2.4)	(9.6)	(14.6)
Other	0.3	(0.3)	0.1
Balance at end of period	$9.7	$6.7	$9.9
Recoveries of trade receivables were netted with charge-offs.
Note 8—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2028. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at December 31, 2025.
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
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables, which expires on January 31, 2028. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$500 million at December 31, 2025. In May 2025, AFCI entered into Amendment No. 2 (the "Amendment No. 2") to the Receivables Purchase Agreement. The Amendment No. 2 increased AFCI's committed liquidity from C$300 million to C$375 million. In November 2025, AFCI entered into Amendment No. 3 (the "Amendment No. 3") to the Receivables Purchase Agreement. The Amendment No. 3 increased AFCI's committed liquidity from C$375 million to C$500 million. We capitalized an aggregate of approximately $0.6 million of costs in connection with Amendment No. 2 and Amendment No. 3.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
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

	December 31, 2025		Net Credit Losses During 2025
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,423.5	$9.3	$26.4
Other loans	—	—	3.3
Total receivables managed	$2,423.5	$9.3	$29.7
Accrued interest and fees	29.4
Allowance for credit losses	(27.5)
Finance receivables, net	$2,425.4

	December 31, 2024		Net Credit Losses During 2024
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,310.5	$14.5	$50.6
Other loans	3.5	3.5	—
Total receivables managed	$2,314.0	$18.0	$50.6
Accrued interest and fees	28.5
Allowance for credit losses	(19.8)
Finance receivables, net	$2,322.7
As of December 31, 2025 and 2024, $2,803.5 million and $2,335.1 million, respectively, of finance receivables (inclusive of accrued interest and fees) and a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables served as security for the obligations collateralized by finance receivables. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. Obligations collateralized by finance receivables consisted of the following:

	December 31,
	2025	2024
Obligations collateralized by finance receivables, gross	$1,771.7	$1,679.1
Unamortized securitization issuance costs	(13.4)	(18.8)
Obligations collateralized by finance receivables	$1,758.3	$1,660.3

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Agreement. At December 31, 2025, we were in compliance with the covenants in the securitization agreements.
Note 9—Goodwill and Other Intangible Assets
Goodwill consisted of the following (in millions):

	Marketplace	Finance	Total
Balance at December 31, 2023 (1)(2)	$1,030.3	$240.9	$1,271.2
Decrease for disposition activity	(31.4)	—	(31.4)
Foreign currency	(16.9)	—	(16.9)
Balance at December 31, 2024 (1)(2)	$982.0	$240.9	$1,222.9
Foreign currency	20.6	—	20.6
Balance at December 31, 2025 (1)(2)	$1,002.6	$240.9	$1,243.5
(1) Marketplace amounts are net of accumulated goodwill impairment charges of $250.8 million at December 31, 2025, 2024 and 2023.
(2) Finance amounts are net of accumulated goodwill impairment charges of $161.5 million at December 31, 2025, 2024 and 2023.
Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. Goodwill increased in 2025 as a result of foreign currency changes and decreased in 2024 as a result of the sale of the automotive key business, as well as foreign currency changes.
The Company tests goodwill and indefinite-lived tradenames for impairment at the reporting unit level annually during the second quarter, or more frequently if events or changes in circumstances indicate that impairment may exist. When performing the impairment assessment, the fair value of the Company's reporting units are estimated using the expected present value of future cash flows (Level 3 inputs). No impairment was identified in 2025 and 2024.
In the second quarter of 2023 the Company updated its forecasts for all of its reporting units, including an updated estimate for near-term and long-term revenue growth rates reflecting a slower overall recovery in vehicle volumes. Discount rates and other cash flow assumptions used in the valuations were also adjusted. As a result of this impairment assessment, it was determined that the fair value was lower than the carrying value for our U.S. Dealer-to-Dealer and Europe reporting units (both within the Marketplace segment). Accordingly, the Company recorded non-cash goodwill impairment charges totaling $218.9 million related to our U.S. Dealer-to-Dealer reporting unit and $6.4 million related to our Europe reporting unit. The goodwill impairment charge related to our U.S. Dealer-to-Dealer reporting unit related to tax deductible goodwill, and as such the impairment resulted in a deferred tax benefit of $52.5 million. The goodwill impairment related to our U.S. Dealer-to-Dealer reporting unit was primarily driven by lower near-term and long-term revenue growth associated with a slower overall recovery in vehicle volumes. The goodwill impairment related to our Europe reporting unit was driven by combining two previously separate reporting units (U.K. and Europe) into a single reporting unit. Including U.K. in the reporting unit resulted in a reduction in the overall fair value of the combined reporting unit, resulting in an impairment charge. Goodwill impairment was not identified in any other reporting unit in the second quarter of 2023. The impairment charges were reported as a component of "Goodwill and other intangibles impairment" in the consolidated statements of income (loss).

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
A summary of customer relationships is as follows (in millions):

		December 31, 2025			December 31, 2024
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	5 - 19	$561.9	$(459.2)	$102.7	$555.1	$(437.4)	$117.7
The decrease in customer relationships in 2025 and 2024 was primarily related to the amortization of existing customer relationships.
A summary of other intangibles is as follows (in millions):

		December 31, 2025			December 31, 2024
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Tradenames	1 - Indefinite	$122.7	$(60.0)	$62.7	$122.4	$(43.4)	$79.0
Computer software & technology	3 - 13	575.1	(495.0)	80.1	525.8	(444.0)	81.8
Total		$697.8	$(555.0)	$142.8	$648.2	$(487.4)	$160.8
Other intangibles decreased in 2025 and 2024, primarily as a result of the amortization of existing intangibles, partially offset by computer software additions. The carrying amount of tradenames with an indefinite life was approximately $8.7 million at December 31, 2025 and 2024.
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
Amortization expense for customer relationships and other intangibles was $79.2 million, $81.5 million and $87.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Estimated amortization expense on existing intangible assets for the next five years is $66.0 million for 2026, $51.9 million for 2027, $38.0 million for 2028, $19.7 million for 2029 and $14.2 million for 2030.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
Note 10—Property and Equipment
Property and equipment consisted of the following (in millions):

	Useful Lives (in years)	December 31,
		2025	2024
Land		$39.4	$77.9
Buildings	5 - 40	45.7	50.4
Land improvements	5 - 20	32.5	30.6
Building and leasehold improvements	3 - 33	40.1	37.6
Furniture, fixtures and equipment	1 - 15	76.9	101.2
Vehicles	3 - 10	8.4	7.9
Construction in progress		2.7	3.1
		245.7	308.7
Accumulated depreciation		(141.5)	(159.4)
Property and equipment, net		$104.2	$149.3
Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $12.5 million, $13.7 million and $13.8 million, respectively.
Note 11—Long-Term Debt
Long-term debt consisted of the following (in millions):

				December 31,
	Interest Rate*		Maturity	2025	2024
2025 Incremental Term Loans	Adjusted Term SOFR	+ 2.50%	October 8, 2032	$550.0	$—
Revolving Credit Facility	Adjusted Term SOFR	+ 2.25%	June 23, 2028	—	—
Canadian Revolving Credit Facility	Adjusted Term CORRA	+ 2.50%	June 23, 2028	—	—
Senior notes		5.125%	June 1, 2025	—	210.0
European lines of credit	Euribor	+ 1.25%	Repayable upon demand	—	20.7
Total debt				$550.0	$230.7
*The interest rates presented in the table above represent the rates in place at December 31, 2025. The weighted average interest rate on our short-term borrowings outstanding was 4.30% at December 31, 2024 (not applicable at December 31, 2025).
Credit Facilities
On October 8, 2025, we entered into a Second Amendment Agreement (the "Second Amendment") to the Credit Agreement that provides for, among other things, incremental term loans in an aggregate principal amount equal to $550.0 million (the "2025 Incremental Term Loans"). The proceeds of the 2025 Incremental Term Loans were used to finance the repurchase of shares of Series A Preferred Stock and to pay fees and expenses incurred in connection with the establishment of the loans. The 2025 Incremental Term Loans are due in October 2032. We capitalized approximately $6.1 million of debt issuance costs in connection with the Second Amendment. The 2025 Incremental Term Loans bear interest, at the Company's election based on the type of borrowing, at a rate equal to (i) the Adjusted Term SOFR Rate plus a margin of 2.50% (for Term Benchmark Loans or RFR Loans, each as defined in the Credit Agreement) or (ii) the Base Rate plus a margin of 1.50% (for Base Rate Loans, as defined in the Credit Agreement).
The 2025 Incremental Term Loans were issued, at a discount of $2.7 million and the discount is being amortized using the effective interest method to interest expense over the term of the loans. The 2025 Incremental Term Loans are payable in quarterly installments equal to 0.25% of the original aggregate principal amount. Such payments will commence on March 31, 2026, with the balance payable at the maturity date.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
On June 23, 2023, we entered into the Credit Agreement, which provides for, among other things, the $325 million Revolving Credit Facility. We incurred a non-cash loss on the extinguishment of debt of $0.4 million in the second quarter of 2023. The loss was the result of the write-off of unamortized debt issuance costs associated with lenders that are not participating in the Revolving Credit Facility. On January 19, 2024, the Company and ADESA Auctions Canada Corporation, a subsidiary of the Company (the "Canadian Borrower") entered into the First Amendment Agreement (the "First Amendment") to the Credit Agreement. The First Amendment provides for, among other things, (i) a C$175 million revolving credit facility in Canadian dollars (the "Canadian Revolving Credit Facility" and, together with the Revolving Credit Facility, "the Revolving Credit Facilities") and (ii) a C$50 million sub-limit (the "Canadian Sub-limit") under the Company's Revolving Credit Facility for borrowings in Canadian dollars. The proceeds from the Canadian Revolving Credit Facility were able to be used to finance a portion of the Manheim Canada acquisition, to pay for expenses related to the First Amendment and for ongoing working capital and general corporate purposes.
The Revolving Credit Facility is available for letters of credit, working capital, permitted acquisitions and general corporate purposes. The Revolving Credit Facility also includes a $65 million sub-limit for the issuance of letters of credit and a $60 million sub-limit for swingline loans.
The obligations of the Company under the 2025 Incremental Term Loans and the Revolving Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) first priority security interests in substantially all other assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum Consolidated Senior Secured Net Leverage Ratio, not to exceed 3.5 as of the last day of each fiscal quarter on which any loans under the Revolving Credit Facilities are outstanding. We were in compliance with the applicable covenants in the Credit Agreement at December 31, 2025.
The obligations of the Canadian Borrower under the Canadian Revolving Credit Facility are guaranteed by certain of the Company’s domestic and Canadian subsidiaries (the "Canadian Revolving Credit Facility Subsidiary Guarantors") and are secured by substantially all of the assets of the Company, the Canadian Borrower and the Canadian Revolving Credit Facility Subsidiary Guarantors, subject to certain exceptions; provided, however, the Canadian Borrower and the other Canadian subsidiaries of the Company constituting the Canadian Revolving Credit Facility Subsidiary Guarantors shall guarantee and/or provide security for only the Canadian Secured Obligations (as defined in the Credit Agreement).
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
Loans under the Canadian Revolving Credit Facility bear interest at a rate calculated based on the type of borrowing (at the Canadian Borrower's election, either Adjusted Term CORRA Rate or Canadian Prime Rate (each as defined in the Credit Agreement)) and the Company’s Consolidated Senior Secured Net Leverage Ratio, with such rate ranging from 3.00% to 2.50% for Adjusted Term CORRA loans and from 2.00% to 1.50% for Canadian Prime Rate loans. Loans under the Canadian Sub-limit will bear interest at the Adjusted Term CORRA Rate plus a margin ranging from 2.75% to 2.25% based on the Company’s Consolidated Senior Secured Net Leverage Ratio (the same margin as loans under the existing Revolving Credit Facility). The Canadian Borrower will also pay a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Canadian Revolving Credit Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio.
Debt discounts and issuance costs are presented as a direct reduction from the amount of the related debt liability to arrive at the carrying amount. Unamortized debt discounts and issuance costs totaled $14.4 million and $8.2 million at December 31, 2025 and 2024, respectively.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
As of December 31, 2025 and 2024, there were no borrowings on the Revolving Credit Facilities. We had related outstanding letters of credit in the aggregate amount of $42.6 million and $48.8 million at December 31, 2025 and 2024, respectively, which reduce the amount available for borrowings under the Revolving Credit Facilities. As of December 31, 2025, there was an additional $409.9 million available for borrowing under the Revolving Credit Facilities. When drawn upon, the Revolving Credit Facilities are classified as current debt based on the Company's past practice of using the Revolving Credit Facilities for short-term borrowings. However, the terms of the Revolving Credit Facilities do not require repayment until June 23, 2028.
Senior Notes
On May 31, 2017, we issued $950 million of 5.125% senior notes due June 1, 2025. Due to earlier prepayments, the remaining $210.0 million of these senior notes, which the Company classified as current debt at December 31, 2024, were repaid upon maturity in 2025 with cash on hand. The Company paid interest on the senior notes semi-annually in arrears on June 1 and December 1 of each year.
The senior notes were guaranteed by the Subsidiary Guarantors and as of June 1, 2023 became redeemable at par. In June 2023, in connection with a previously announced offer to purchase, the Company prepaid $140 million of the senior notes at par with proceeds from the Transaction. We incurred a loss on the extinguishment of the senior notes of $0.7 million in 2023 primarily representative of the write-off of unamortized debt issuance costs associated with the portion of the senior notes repaid, as well as purchase offer expenses.
European Lines of Credit
OPENLANE Europe has lines of credit aggregating $47.0 million (€40 million). The lines of credit had an aggregate $0.0 million and $20.7 million of borrowings outstanding at December 31, 2025 and 2024, respectively. The lines of credit are secured by certain inventory and receivables at OPENLANE Europe subsidiaries.
Future Principal Payments
At December 31, 2025, aggregate future principal payments on long-term debt are as follows (in millions):

2026	$5.5
2027	5.5
2028	5.5
2029	5.5
2030	5.5
Thereafter	522.5
$550.0
Note 12—Financial Instruments
Concentrations of Credit Risk
Financial instruments that potentially subject us to credit risk consist principally of interest-bearing investments, finance receivables and trade receivables. We maintain cash and cash equivalents, short-term investments, and certain other financial instruments with various major financial institutions. We perform periodic evaluations of the relative credit standing of these financial institutions and companies and limit the amount of credit exposure with any one institution. Cash and cash equivalents include interest-bearing investments with maturities of three months or less. Due to the nature of our business, substantially all trade and finance receivables are due from vehicle dealers and commercial sellers. We have possession of vehicles or vehicle titles collateralizing a significant portion of the trade and finance receivables. The risk associated with this concentration is limited due to the large number of accounts and their geographic dispersion. We monitor the creditworthiness of customers to which we grant credit terms in the normal course of business. In the event of non-performance by counterparties to financial instruments we are exposed to credit-related losses, but management believes this credit risk is limited by periodically reviewing the creditworthiness of the counterparties to the transactions.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
Financial Instruments
The carrying amounts of trade receivables, finance receivables, other current assets, accounts payable, accrued expenses and borrowings under our short-term revolving line of credit facilities approximate fair value because of the short-term nature of those instruments.
As of December 31, 2025 and 2024, the estimated fair value of our long-term debt amounted to $550.0 million and $229.1 million, respectively. The estimates of fair value were based on broker-dealer quotes (Level 2 inputs) for our debt as of December 31, 2025 and 2024. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
Note 13—Other (Income) Expense, Net
Other (income) expense, net consisted of the following (in millions):

	December 31,
	2025	2024	2023
Change in realized and unrealized (gains) losses on investment securities, net	$—	$(0.4)	$0.4
Contingent consideration valuation	—	—	1.3
Foreign currency (gains) losses	(9.3)	5.8	(2.9)
Investment and note receivable impairment	—	—	10.3
Early termination of contractual arrangement	—	—	(20.0)
Other	(4.4)	(2.9)	(4.7)
Other (income) expense, net	$(13.7)	$2.5	$(15.6)
Fair Value Measurement of Investments
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. The realized and unrealized gains and losses on these investment securities are shown in the table above.
ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As of December 31, 2025, the Company had no investment securities measured at fair value (based on quoted market prices for identical assets or Level 1 of the fair value hierarchy). Other investments held of $29.1 million do not have readily determinable fair values and the Company has elected to apply the measurement alternative to these investments and present them at cost. Investments are reported in "Other assets" in the accompanying consolidated balance sheets. Realized and unrealized gains and losses are reported in "Other (income) expense, net" in the consolidated statements of income (loss).
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
Note 14—Convertible Preferred Stock
In June 2020, OPENLANE completed the issuance and sale of an aggregate of 550,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), in two closings at a purchase price of $1,000 per share (for the second closing, plus accumulated dividends from and including the first closing date to but excluding the second closing date on June 29, 2020) for an aggregate purchase price of approximately $550 million to an affiliate of Ignition Parent LP (“Apax”) and an affiliate of Periphas Capital GP, LLC (“Periphas”).

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
In October 2025, OPENLANE completed the repurchase of 334,028 shares of the Series A Preferred Stock from affiliates of Apax and Periphas for an aggregate repurchase price of approximately $559.3 million. The repurchased shares of Series A Preferred Stock were subsequently canceled. OPENLANE recorded a deemed dividend of approximately $242.2 million that reduced income (loss) from continuing operations attributable to common stockholders in 2025. The deemed dividend was calculated as the difference between the repurchase price (inclusive of $5.6 million in excise tax which is expected to be paid in 2026) and the carrying amount. The shares of Series A Preferred Stock were repurchased primarily with proceeds from the 2025 Incremental Term Loans.
The Company has authorized 1,500,000 shares of Series A Preferred Stock. The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has a liquidation preference of $1,000 per share. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends were payable in kind through the issuance of additional shares of Series A Preferred Stock for the first eight dividend payments (through June 30, 2022), and thereafter, in cash or in kind, or in any combination of both, at the option of the Company. For the years ended December 31, 2025, 2024, and 2023 the holders of the Series A Preferred Stock received cash dividends aggregating $38.6 million, $44.4 million and $44.4 million, respectively. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.
The Series A Preferred Stock is currently convertible at the option of the holders thereof at any time into shares of common stock at a conversion price of $17.75 per share of Series A Preferred Stock and a conversion rate of 56.3380 shares of common stock per share of Series A Preferred Stock, subject to certain anti-dilution adjustments. Further, if the closing price of the common stock exceeds $31.0625 per share, as may be adjusted pursuant to the Certificate of Designations, for at least 20 trading days in any period of 30 consecutive trading days, at the election of the Company, all or any portion of the Series A Preferred Stock will be convertible into the relevant number of shares of common stock.
The holders of the Series A Preferred Stock are entitled to vote with the holders of the Company's common stock as a single class on all matters submitted to a vote of the holders of the Company's common stock.
At any time on or after June 10, 2026 (the six-year anniversary of the initial issuance date), the Company may redeem some or all of the Series A Preferred Stock for a per share amount in cash equal to: (i) the sum of (x) the liquidation preference thereof, plus (y) all accrued and unpaid dividends, multiplied by (ii) (A) 105% if the redemption occurs at any time on or after June 10, 2026 and prior to June 10, 2027 or (B) 100% if the redemption occurs on or after June 10, 2027.
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
For so long as Apax or its affiliates beneficially owns at least 25% of the shares of Series A Preferred Stock purchased in the Apax issuance on an as-converted basis, Apax will continue to have the right to appoint one individual to the board of directors. Additionally, so long as Apax or its affiliates beneficially owns at least 50% of the shares of Series A Preferred Stock purchased in the Apax issuance on an as-converted basis, Apax will have the right to appoint one non-voting observer to the board of directors.
Apax is subject to certain standstill restrictions, until the later of three years and the date on which Apax no longer owns at least 25% of the shares of Series A Preferred Stock purchased in the Apax issuance on an as-converted basis.
Apax, its affiliates and Periphas' transferees have certain customary registration rights with respect to shares of the Series A Preferred Stock and the shares of the common stock held by it issued upon any future conversion of the Series A Preferred Stock.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
Note 15—Leases
We lease property, software, automobiles, trucks and trailers pursuant to operating lease agreements. We also lease furniture, fixtures and equipment under finance leases. Our leases have varying remaining lease terms with leases expiring through 2034, some of which include options to extend the leases.

The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$15.7	$15.7	$15.9
Finance lease cost:
Amortization of right-of-use assets	$—	$0.3	$1.3
Interest on lease liabilities	—	—	0.1
Total finance lease cost	$—	$0.3	$1.4

Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$16.1	$15.9	$15.9
Operating cash flows related to finance leases	—	—	0.1
Financing cash flows related to finance leases	—	0.9	1.9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1.9	$3.8	$1.4
Finance leases	—	—	—

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	December 31,
	2025	2024
Operating Leases
Operating lease right-of-use assets	$57.9	$67.1
Other accrued expenses	$9.7	$11.7
Operating lease liabilities	53.0	60.4
Total operating lease liabilities	$62.7	$72.1
Finance Leases
Property and equipment, gross	$5.3	$35.9
Accumulated depreciation	(5.3)	(35.9)
Property and equipment, net	$—	$—
Other accrued expenses	$—	$—
Other liabilities	—	—
Total finance lease liabilities	$—	$—
Weighted Average Remaining Lease Term
Operating leases	7.1 years	7.6 years
Finance leases	N/A	N/A
Weighted Average Discount Rate
Operating leases	5.9%	5.9%
Finance leases	N/A	N/A

Maturities of lease liabilities as of December 31, 2025 were as follows (in millions):

	Operating Leases	Finance Leases
2026	$13.1	$—
2027	12.0	—
2028	9.7	—
2029	8.5	—
2030	8.5	—
Thereafter	25.2	—
Total lease payments	77.0	—
Less imputed interest	(14.3)	—
Total	$62.7	$—

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
Note 16—Income Taxes
The components of our income (loss) from continuing operations before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Income (loss) from continuing operations before income taxes:
Domestic	$101.0	$90.4	$(209.7)
Foreign	91.2	67.5	63.2
Total	$192.2	$157.9	$(146.5)
Income tax expense (benefit):
Current:
Federal	$14.3	$19.6	$22.1
Foreign	24.8	19.1	16.0
State	7.3	7.6	—
Total current provision	46.4	46.3	38.1
Deferred:
Federal	(29.5)	3.4	(29.4)
Foreign	1.4	(1.9)	3.2
State	(3.8)	0.2	(3.6)
Total deferred provision	(31.9)	1.7	(29.8)
Income tax expense	$14.5	$48.0	$8.3

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
The following table reconciles the U.S. federal statutory rate to our effective income tax rate as follows (dollars in millions):

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory rate	$40.4	21.0%	$33.1	21.0%	$(30.8)	21.0%
State and local income taxes, net (1)(2)(3)	(0.1)	—%	4.3	2.7%	(10.0)	6.8%
Foreign tax effects
Canada
Provincial taxes	8.5	4.4%	4.9	3.1%	6.0	(4.1)%
Rate differential	(4.1)	(2.1)%	(2.8)	(1.8)%	(3.3)	2.2%
Withholding taxes	0.6	0.3%	0.5	0.3%	7.7	(5.3)%
Other, net	0.9	0.4%	(1.0)	(0.6)%	—	—%
Belgium
Goodwill impairment	—	—%	—	—%	1.6	(1.1)%
Other, net	0.8	0.4%	0.8	0.5%	0.6	(0.4)%
Other foreign jurisdictions	1.1	0.6%	1.2	0.7%	1.0	(0.7)%
Effect of changes in tax laws or rates	0.6	0.3%	—	—%	—	—%
Effect of cross-border tax laws
Foreign-derived intangible income	(3.3)	(1.7)%	(2.7)	(1.7)%	(2.2)	1.5%
Foreign tax credit	(0.6)	(0.3)%	(0.6)	(0.4)%	(4.1)	2.8%
Foreign exchange loss	—	—%	(0.2)	(0.1)%	(1.6)	1.1%
Other, net	—	—%	—	—%	2.4	(1.6)%
Tax credits	(1.6)	(0.9)%	(0.8)	(0.5)%	0.3	(0.2)%
Changes in valuation allowances	(31.3)	(16.3)%	1.0	0.6%	30.3	(20.7)%
Nontaxable or nondeductible items
Excess officer's compensation	1.7	0.9%	2.4	1.5%	1.5	(1.0)%
Acquisition and divestiture related adjustment	—	—%	5.5	3.5%	—	—%
Other, net	(0.5)	(0.3)%	(0.6)	(0.4)%	0.5	(0.4)%
Reserves for tax exposures	1.6	0.9%	2.4	1.5%	8.1	(5.5)%
Other, net	(0.2)	(0.1)%	0.6	0.5%	0.3	(0.1)%
Effective rate	$14.5	7.5%	$48.0	30.4%	$8.3	(5.7)%
(1) State taxes in California, Florida, New York and Pennsylvania make up the majority (greater than 50 percent) of the tax effect of the state and local income tax category in 2025.
(2) State taxes in California, Indiana, Florida and New York make up the majority (greater than 50 percent) of the tax effect of the state and local income tax category in 2024.
(3) State taxes in New Jersey make up the majority (greater than 50 percent) of the tax effect of the state and local income tax category in 2023.
The effective tax rate in 2025 was favorably impacted by the release of the valuation allowance against the U.S. net deferred tax asset. The effective tax rate in 2023 was unfavorably impacted by the goodwill and other intangibles impairment charges and the recording of valuation allowance against the U.S. net deferred tax asset.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax benefits associated with the goodwill and tradename impairments resulted in the U.S. being in a net deferred tax asset position. Due to a three-year cumulative loss related to U.S. operations, we recorded a valuation allowance against the U.S. net deferred tax asset at December 31, 2024. In the fourth quarter of 2025, the valuation allowance against the U.S. net deferred tax asset was released due to sufficient positive evidence related to U.S. operations and U.S. taxable income in the three-year period and anticipated future periods.
We offset all deferred tax assets and liabilities by jurisdiction, as well as any related valuation allowance, and present them as a non-current deferred income tax asset or liability (as applicable). Deferred tax assets (liabilities) are comprised of the following (in millions):

	December 31,
	2025	2024
Gross deferred tax assets:
Allowances for trade and finance receivables	$8.6	$6.2
Goodwill and intangible assets	5.1	9.1
Accruals and liabilities	3.1	2.4
Employee benefits and compensation	6.3	6.4
Net operating loss carryforwards	20.5	21.3
Right of use lease liability	15.3	17.6
Other	3.3	4.0
Total deferred tax assets	62.2	67.0
Deferred tax asset valuation allowance	(30.2)	(63.3)
Total	32.0	3.7
Gross deferred tax liabilities:
Property and equipment	(1.9)	(2.4)
Right of use lease asset	(14.0)	(16.3)
Other	(4.0)	(4.9)
Total	(19.9)	(23.6)
Net deferred tax assets (liabilities)	$12.1	$(19.9)
The tax benefit from state and federal net operating loss carryforwards expires as follows (in millions):

2026	$0.2
2027	—
2028	—
2029	—
2030	—
2031 and after	20.3
$20.5
Permanently reinvested undistributed earnings of our foreign subsidiaries were approximately $565.9 million at December 31, 2025. Because these amounts have been or will be permanently reinvested in properties and working capital, we have not recorded the deferred taxes associated with these earnings. If the undistributed earnings of foreign subsidiaries were to be remitted, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits. It is not practical for us to determine the additional tax that would be incurred upon remittance of these earnings.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
Income taxes paid related to continuing operations (net of refunds) consisted of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
U.S. federal	$16.8	$17.1	$7.5
U.S. state and local
New Jersey	(5.5)	—	—
Other	4.4	5.2	2.2
Total U.S. state and local	(1.1)	5.2	2.2
Foreign
Belgium	6.4	3.7	3.3
Canada - Federal	10.0	6.8	14.8
Canada - Ontario	4.1	1.1	2.1
Canada - Quebec	1.7	0.2	2.6
Other	2.5	2.5	3.3
Total foreign	24.7	14.3	26.1
Total	$40.4	$36.6	$35.8
We apply the provisions of ASC 740, Income Taxes. ASC 740 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise's financial statements. These provisions prescribe a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	December 31,
	2025	2024
Balance at beginning of period	$16.0	$14.9
Increase in prior year tax positions	1.1	0.7
Increase in current year tax positions	0.3	0.5
Settlements	(3.8)	—
Lapse in statute of limitations	(0.4)	(0.1)
Balance at end of period	$13.2	$16.0
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $12.8 million and $14.6 million at December 31, 2025 and 2024, respectively.
We record interest and penalties associated with the uncertain tax positions within our provision for income taxes on the consolidated statement of income (loss). We had reserves totaling $3.0 million and $2.5 million at December 31, 2025 and 2024, respectively, associated with interest and penalties, net of tax.
The provision for income taxes involves management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which the Company operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change the effective tax rate and tax balances recorded by us. In addition, U.S. and non-U.S. tax authorities periodically review income tax returns filed by us and can raise issues regarding our filing positions, timing and amount of income or deductions and the allocation of income among the jurisdictions in which we operate. A significant period of time may elapse between the filing of an income tax return and the ultimate resolution of an issue raised by a revenue authority with respect to that return. In the normal course of business we are subject to examination by taxing authorities in the U.S., Canada, Western Europe, United Kingdom, Mexico, Uruguay and the Philippines. In general, the examination of our material tax returns is completed for the years prior to 2022.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
Note 17—Employee Benefit Plans
401(k) Plan
We maintain a defined contribution 401(k) plan that covers substantially all U.S. employees. Participants are generally allowed to make non-forfeitable contributions up to the annual IRS limits. The Company matches 100 percent of the amounts contributed by each individual participant up to 4 percent of the participant's compensation. Participants are 100 percent vested in the Company's contributions. For the years ended December 31, 2025, 2024 and 2023 we contributed $6.3 million, $6.2 million and $6.0 million, respectively.
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
We accrue, as appropriate, for environmental remediation costs anticipated to be incurred at certain of our vehicle logistics center facilities. There were no liabilities for environmental matters included in "Other accrued expenses" at December 31, 2025 or 2024.
We store a significant number of vehicles owned by various customers that are consigned to us to be sold through our Canadian marketplaces. We are contingently liable for each consigned vehicle until the eventual sale or other disposition, subject to certain natural disaster exceptions. Individual stop loss and aggregate insurance coverage is maintained on the consigned vehicles. These consigned vehicles are not included in the consolidated balance sheets.
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

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
The Finance segment (through AFC) is primarily engaged in the business of providing short-term, inventory-secured financing to independent vehicle dealers. AFC conducts business primarily at or near wholesale used vehicle auctions in the U.S. and Canada and other areas where there is a concentration of AFC customers.
Financial information regarding our reportable segments is set forth below as of and for the year ended December 31, 2025 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$1,500.8	$433.7	$1,934.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	970.4	71.3	1,041.7
Finance interest expense	—	109.9	109.9
Provision for credit losses	5.1	37.3	42.4
Selling, general and administrative	391.2	54.0	445.2
Depreciation and amortization	79.4	12.3	91.7
Loss on sale of property	7.0	—	7.0
Total operating expenses			1,737.9
Operating profit	47.7	148.9	196.6
Interest expense			18.1
Other income, net			(13.7)
Income from continuing operations before income taxes			192.2
Income taxes			14.5
Income from continuing operations			$177.7
Total assets	$1,960.7	$2,763.6	$4,724.3
Capital expenditures	$51.0	$4.4	$55.4

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
Financial information regarding our reportable segments is set forth below as of and for the year ended December 31, 2024 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$1,357.4	$431.1	$1,788.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	888.9	67.4	956.3
Finance interest expense	—	123.5	123.5
Provision for credit losses	6.7	47.6	54.3
Selling, general and administrative	359.6	49.0	408.6
Depreciation and amortization	83.3	11.9	95.2
Gain on sale of business	(31.6)	—	(31.6)
Total operating expenses			1,606.3
Operating profit	50.5	131.7	182.2
Interest expense			21.8
Other expense, net			2.5
Income from continuing operations before income taxes			157.9
Income taxes			48.0
Income from continuing operations			$109.9
Total assets	$1,944.6	$2,677.7	$4,622.3
Capital expenditures	$48.7	$4.3	$53.0
Financial information regarding our reportable segments is set forth below as of and for the year ended December 31, 2023 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$1,251.7	$444.0	$1,695.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	801.7	65.9	867.6
Finance interest expense	—	130.6	130.6
Provision for credit losses	8.6	50.6	59.2
Selling, general and administrative	372.0	49.8	421.8
Depreciation and amortization	92.2	9.3	101.5
Goodwill and other intangibles impairment	250.8	—	250.8
Total operating expenses			1,831.5
Operating (loss) profit	(273.6)	137.8	(135.8)
Interest expense			25.2
Other income, net			(15.6)
Loss on extinguishment of debt			1.1
Loss from continuing operations before income taxes			(146.5)
Income taxes			8.3
Loss from continuing operations			$(154.8)
Total assets	$2,065.6	$2,660.7	$4,726.3
Capital expenditures	$46.5	$5.5	$52.0

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
Geographic Information
Our foreign operations include Canada, Continental Europe and the U.K. Approximately 52%, 52% and 58% of our foreign operating revenues were from Canada for the years ended December 31, 2025, 2024 and 2023, respectively. Most of the remaining foreign operating revenues were generated from Continental Europe. Long-lived assets are defined as long-term assets other than financial instruments and deferred tax assets. Information regarding the geographic areas of our operations is set forth below (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating revenues
U.S.	$1,109.2	$1,053.7	$1,068.1
Foreign	825.3	734.8	627.6
	$1,934.5	$1,788.5	$1,695.7

	December 31,
	2025	2024
Long-lived assets
U.S.	$935.0	$976.7
Foreign	735.9	761.3
	$1,670.9	$1,738.0
No single customer accounted for more than ten percent of our total revenues in any fiscal year presented.

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
Note 20—Quarterly Financial Data (Unaudited)
Information for any one quarterly period is not necessarily indicative of the results that may be expected for the year.

2025 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues
Auction and related fees	$198.9	$213.9	$215.2	$205.5
SaaS and other revenue	66.6	63.1	65.3	62.1
Purchased vehicle sales	85.7	98.5	108.9	117.1
Finance revenue	108.9	106.2	109.0	109.6
Total operating revenues	460.1	481.7	498.4	494.3
Operating expenses
Cost of services (exclusive of depreciation and amortization)	241.6	254.4	270.2	275.5
Finance interest expense	27.6	26.9	28.1	27.3
Provision for credit losses	9.3	8.7	11.5	12.9
Selling, general, and administrative	107.2	114.3	110.9	112.8
Depreciation and amortization	22.7	23.0	22.7	23.3
Loss on sale of property	—	7.0	—	—
Total operating expenses	408.4	434.3	443.4	451.8
Operating profit	51.7	47.4	55.0	42.5
Interest expense	4.0	3.1	1.1	9.9
Other (income) expense, net	(5.0)	(7.4)	(2.2)	0.9
Income from continuing operations before income taxes	52.7	51.7	56.1	31.7
Income taxes	15.8	18.3	8.2	(27.8)
Income from continuing operations	$36.9	$33.4	$47.9	$59.5
Income (loss) from continuing operations attributable to common stockholders	$19.4	$16.7	$27.6	$(188.0)
Income (loss) from continuing operations per share
Basic	$0.18	$0.16	$0.26	$(1.77)
Diluted	$0.18	$0.15	$0.25	$(1.77)

OPENLANE, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023

2024 Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Operating revenues
Auction and related fees	$180.4	$182.7	$188.2	$184.0
SaaS and other revenue	79.7	73.1	73.1	69.2
Purchased vehicle sales	58.2	80.2	93.0	95.6
Finance revenue	111.6	107.8	105.5	106.2
Total operating revenues	429.9	443.8	459.8	455.0
Operating expenses
Cost of services (exclusive of depreciation and amortization)	213.9	245.9	252.0	244.5
Finance interest expense	32.6	31.9	30.7	28.3
Provision for credit losses	15.8	13.3	13.1	12.1
Selling, general, and administrative	106.5	104.7	97.7	99.7
Depreciation and amortization	24.3	24.1	23.8	23.0
Gain on sale of business	—	—	—	(31.6)
Total operating expenses	393.1	419.9	417.3	376.0
Operating profit	36.8	23.9	42.5	79.0
Interest expense	7.1	5.5	4.6	4.6
Other expense (income), net	0.5	0.2	(3.6)	5.4
Income from continuing operations before income taxes	29.2	18.2	41.5	69.0
Income taxes	10.7	7.5	13.1	16.7
Income from continuing operations	$18.5	$10.7	$28.4	$52.3
Income (loss) from continuing operations attributable to common stockholders	$5.6	$(0.4)	$13.0	$31.0
Income from continuing operations per share
Basic	$0.05	$—	$0.12	$0.29
Diluted	$0.05	$—	$0.12	$0.29

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
Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, and under the oversight of our Board of Directors, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2025. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting.
KPMG LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2025 as stated in their report included below.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
OPENLANE, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited OPENLANE, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Indianapolis, Indiana
February 18, 2026
Item 9B.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the fourth quarter of 2025, none of the Company’s directors or executive officers adopted a Rule 10b5-1 trading plan, terminated or modified a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to our directors and nominees will be included in our Definitive Proxy Statement for our 2026
Annual Meeting of Stockholders and such information will be incorporated by reference herein. Our executive officers are as follows:

Name	Age	Position
Peter J. Kelly	57	Chief Executive Officer
Charles S. Coleman	54	Executive Vice President, Chief Legal Officer and Secretary
James P. Coyle	45	Executive Vice President and President, Marketplace
Bradley Herring	55	Executive Vice President, Chief Financial Officer
William C. Mitchell	43	President of AFC
J. Marty Nowlin	51	Executive Vice President, Human Resources
Tobin P. Richer	52	Executive Vice President, Marketing and Communications
Peter J. Kelly, 57, Chief Executive Officer. Mr. Kelly has been Chief Executive Officer of the Company since April 2021. Previously, Mr. Kelly served as the Company’s President from January 2019 to March 2021, the President of Digital Services from December 2014 to January 2019 and the Chief Technology Officer from June 2013 to January 2019. Mr. Kelly was the President and Chief Executive Officer of OPENLANE from February 2011 to June 2013. Prior to that, Mr. Kelly was President and Chief Financial Officer of OPENLANE from February 2010 to February 2011. Mr. Kelly was a co-founder of OPENLANE in 1999 and served in a number of executive roles at OPENLANE from 1999 to 2010.
Charles S. Coleman, 54, Executive Vice President, Chief Legal Officer and Secretary. Mr. Coleman has served as the Company’s Executive Vice President and Chief Legal Officer since November 2020, and as Secretary since October 2019. Mr. Coleman previously served as Senior Vice President and General Counsel from October 2017 to October 2020, Assistant Secretary from April 2015 to October 2019, and as Vice President and Assistant General Counsel from April 2015 to October 2017. Prior to joining the Company, Mr. Coleman practiced corporate law as an associate attorney and then partner with Krieg DeVault in Indianapolis, Indiana from 1999 to March 2015 and as an associate attorney with Baker Donelson (formerly Berkowitz, Lefkovits, Isom & Kushner) in Birmingham, Alabama from 1996 to 1999.
James P. Coyle, 45, Executive Vice President and President, Marketplace. Mr. Coyle has served as the Company’s Executive Vice President and President, Marketplace since July 2023 (Mr. Coyle's title was updated from "Executive Vice President and President, North American Marketplaces" in January 2025 to reflect Mr. Coyle's expanded Marketplace segment leadership role). Mr. Coyle previously served as Executive Vice President, Chief Digital Officer from October 2021 to July 2023. Mr. Coyle was the Chief Executive Officer and member of the Board of Directors of RealSelf, Inc. from September 2020 to October 2021 and Chief Operating Officer from April 2019 to September 2020. Prior to that, Mr. Coyle served as Chief Customer Officer of Varsity Tutors LLC from 2016 to 2019, President, Home Appliances, Commercial Sales and Monark Appliances of Sears Holdings Corporation from 2014 to 2016, and served in several positions at Amazon.com, Inc. from 2007 to 2014, his last role being Director, Category leader of Electronics.
Bradley Herring, 55, Executive Vice President, Chief Financial Officer. Mr. Herring has served as the Company’s Executive Vice President, Chief Financial Officer since May 2025. Prior to joining the Company, Mr. Herring served as Chief Financial Officer of Enfusion, Inc. from December 2022 to April 2025, and as Chief Financial Officer of Shift4 Payments, Inc. from October 2019 to August 2022. Mr. Herring also served as Chief Financial Officer of Elavon, Inc. from 2016 to 2019, as Chief Financial Officer of the digital banking group of Fiserv, Inc. from 2013 to 2015, and in various executive roles at Equifax Inc. from 2008 to 2013.
William C. Mitchell, 43, President of AFC. Mr. Mitchell has served as President of AFC since April 2024. Mr. Mitchell previously served as Chief Operating Officer of AFC from April 2021 to March 2024, Vice President of Business Development of AFC from January 2018 to April 2021, and as Director of Strategic Initiatives – M&A of AFC from July 2015 to January 2018. Prior to joining AFC, Mr. Mitchell served in risk management, financial analysis and corporate development roles with increasing responsibility at ETC ProLiance Energy (formerly ProLiance Energy) from 2005 to 2013, and subsequently at Citizens Energy Group from 2013 to 2015 (following Citizens Energy Group’s sale of ProLiance Energy). Prior to joining ProLiance Energy, Mr. Mitchell was an associate at Standard & Poor’s from 2004 to 2005.
J. Marty Nowlin, 51, Executive Vice President, Human Resources. Mr. Nowlin has served as the Company’s Executive Vice President, Human Resources since February 11, 2026. Mr. Nowlin previously served as the Company’s Senior Vice President, Human Resources from January 2020 to February 2026, and Vice President, Human Resources from March 2016 to

January 2020. Prior to joining the Company, Mr. Nowlin served as Vice President, Human Resources of Sears Holdings Corporation from 2014 to 2016, and Vice President, Human Resources of ManpowerGroup Inc. from 2012 to 2014. Prior to that, Mr. Nowlin served in various human resources leadership roles at Stanley Black & Decker, Inc. from 2003 to 2012, his last role being Vice President, Human Resources for the consumer and commercial mechanical divisions.
Tobin P. Richer, 52, Executive Vice President, Marketing and Communications. Mr. Richer has served as the Company’s Executive Vice President, Marketing and Communications since February 2024. Mr. Richer previously served as the Company’s Senior Vice President, Marketing & Communications from August 2020 to February 2024 and Senior Vice President, Corporate Communications from October 2016 to August 2020. Prior to joining the Company, Mr. Richer served in various leadership roles at Elevance Health, Inc. (formerly “Anthem, Inc.”) including: Vice President of Corporate Communications from 2011 to 2016; Senior Executive Advisor, Office of the CEO from 2010 to 2011; Staff Vice President, Clinical Health Policy from 2007 to 2010; and Director, Medicare Counsel 2002 to 2007. Prior to Elevance, Mr. Richer practiced corporate and health care law as an associate attorney with Michael Best & Friedrich in Milwaukee, Wisconsin from 2001 to 2002 and began his career as a Health Insurance Specialist with the Centers for Medicare & Medicaid Services, US Department of Health and Human Services from 1999 to 2001.
Insider Trading Policies and Procedures
The information required by this item is incorporated by reference herein from our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
Delinquent Section 16(a) Reports
The information required by this item is incorporated by reference herein from our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
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
Item 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference herein from our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K will be included in our Definitive Proxy Statement for our 2026 Annual Meeting and such information will be incorporated by reference herein.
Equity Compensation Plan Information
The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)(3)
Equity compensation plans approved by security holder(s)	5,528,440	$15.96	7,951,736
Equity compensation plans not approved by security holders	—	—	—
Total	5,528,440	$15.96	7,951,736

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
(3)The number of securities available for future issuance includes (a) 7,231,607 shares of common stock that may be issued under the Omnibus Plan; and (b) 720,129 shares of common stock that may be issued under the KAR Auction Services, Inc. Employee Stock Purchase Plan.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference herein from our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."
Item 14.    Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference herein from our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

PART IV
Item 15.    Exhibits and Financial Statement Schedules
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Securities and Asset Purchase Agreement, dated as of February 24, 2022, by and among OPENLANE, Inc., Carvana Group, LLC and Carvana Co. solely for purposes of Section 10.15 thereof as guarantor	8-K	001-34568	2.1	2/24/2022

3.1a	Amended and Restated Certificate of Incorporation of OPENLANE, Inc.	10-Q	001-34568	3.1	8/3/2016

3.1b	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OPENLANE, Inc.	8-K	001-34568	3.1	5/12/2023

3.2	Second Amended and Restated By-Laws of OPENLANE, Inc.	8-K	001-34568	3.1	11/4/2014

3.3	Certificate of Designations Designating the Series A Convertible Preferred Stock	8-K	001-34568	3.1	6/10/2020

4.1	Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

4.2	Description of the Company's securities	10-K	001-34568	4.3	2/19/2020

10.1a	Credit Agreement, dated as of June 23, 2023, among OPENLANE, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-34568	10.1	6/26/2023

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1b		First Amendment Agreement, dated as of January 19, 2024, by and among OPENLANE, Inc., ADESA Auctions Canada Corporation, certain other subsidiaries of OPENLANE, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-34568	10.1	1/22/2024

10.1c		Second Amendment Agreement, dated as of October 8, 2025, by and among OPENLANE, Inc., certain other subsidiaries of the Company party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-34568	10.1	10/8/2025

10.2a	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and Peter J. Kelly	10-Q	001-34568	10.9	5/7/2020

10.2b	*	Amendment No. 1 to Employment Agreement, dated March 1, 2021, between OPENLANE, Inc. and Peter J. Kelly	8-K	001-34568	10.2	3/2/2021

10.3	*	Employment Agreement, dated April 22, 2025 (effective May 27, 2025), between OPENLANE, Inc. and Bradley Herring	8-K	001-34568	10.1	4/22/2025

10.4	*	Employment Agreement, dated October 26, 2021, between OPENLANE, Inc. and James Coyle	10-K	001-34568	10.6	2/23/2022

10.5	*	Employment Agreement, dated April 1, 2024, between OPENLANE, Inc. and William C. Mitchell	10-K	001-34568	10.6	2/20/2025

10.6	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and Charles S. Coleman	10-K	001-34568	10.7	2/20/2025

10.7	*	OPENLANE, Inc. Annual Incentive Program Summary of Terms 2025	10-K	001-34568	10.9	2/20/2025

10.8	*	OPENLANE, Inc. Annual Incentive Program Summary of Terms 2026					X

10.9a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.9b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.9c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.9d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.9e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.9f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.10a	+	Tenth Amended and Restated Receivables Purchase Agreement, dated September 28, 2022, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Fifth Third Bank, National Association, Chariot Funding LLC, PNC Bank, National Association, Thunder Bay Funding, LLC, Truist Bank, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Bank of Montreal	10-Q	001-34568	10.11	11/2/2022

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.10b	+	First Amendment and Joinder, dated September 27, 2024, to the Tenth Amended and Restated Receivables Purchase Agreement	10-Q	001-34568	10.12b	11/7/2024

10.11a	+	Receivables Purchase Agreement, dated March 1, 2023, between Automotive Finance Canada Inc., OPENLANE, Inc., Computershare Trust Company of Canada, the Agents Parties to the Loan Agreement and BMO Nesbitt Burns Inc.	10-Q	001-34568	10.14	5/3/2023

10.11b		Amendment No. 1 to the Receivables Purchase Agreement, dated September 27, 2024	10-Q	001-34568	10.13b	11/7/2024

10.11c		Amendment No. 2 to the Receivables Purchase Agreement, dated May 23, 2025	10-Q	001-34568	10.11c	8/6/2025

10.11d		Amendment No. 3 to the Receivables Purchase Agreement, dated November 18, 2025	8-K	001-34568	10.1	11/18/2025

10.12		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.13a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.13b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.13c	*	KAR Auction Services, Inc. Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 4, 2021	DEF 14A	001-34568	Annex I	4/23/2021

10.13d	*	OPENLANE, Inc. Second Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 7, 2024	DEF 14A	001-34568	Annex I	4/26/2024

10.14	*	KAR Auction Services, Inc. Amended and Restated Employee Stock Purchase Plan	10-Q	001-34568	10.27	8/5/2020

10.15a	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.15b	*	Amendment No. 1 to the KAR Auction Services, Inc. Directors Deferred Compensation Plan, dated as of June 28, 2019	10-Q	001-34568	10.28b	11/6/2019

10.16	*	Director Restricted Share Agreement	10-Q	001-34568	10.29	8/7/2019

10.17	*	Form of 2022 Restricted Stock Unit Award Agreement	10-K	001-34568	10.22	3/9/2023

10.18	*	Form of 2025 and 2026 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.21	2/20/2025

10.19	*	Form of Non-Qualified Stock Option Award Agreement	10-K	001-34568	10.30	2/18/2021

10.20	*	Form of 2022 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/19/2020

10.21	*	Form of 2022 Amended and Restated Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA)	10-Q	001-34568	10.25	11/2/2022

10.22	*	Form of 2023 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)	10-K	001-34568	10.27	3/9/2023

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.23	*	Form of 2024 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)	10-K	001-34568	10.28	2/21/2024

10.24	*	Form of 2025 and 2026 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)	10-K	001-34568	10.27	2/20/2025

10.25		Investment Agreement, dated as of May 26, 2020, by and between OPENLANE, Inc. and Ignition Parent LP	8-K	001-34568	10.1	5/27/2020

10.26a		Investment Agreement, dated as of May 26, 2020, by and between OPENLANE, Inc. and Periphas Capital GP, LLC	8-K	001-34568	10.2	5/27/2020

10.26b		Assignment and Assumption Agreement, dated as of June 9, 2020, by and between Periphas Capital GP, LLC and Periphas Kanga Holdings, L.P.	10-K	001-34568	10.37b	2/18/2021

10.27		Registration Rights Agreement, dated as of June 10, 2020, by and among OPENLANE, Inc. and Ignition Parent LP	8-K	001-34568	10.1	6/10/2020

10.28		Registration Rights Agreement, dated as of June 29, 2020, by and between OPENLANE, Inc. and Periphas Kanga Holdings, LP	8-K	001-34568	10.1	6/29/2020

10.29		Preferred Stock Repurchase Agreement, dated September 9, 2025, by and between OPENLANE, Inc. and Ignition Acquisition Holdings LP.	8-K	001-34568	10.1	9/9/2025

10.30		Preferred Stock Repurchase Agreement, dated September 9, 2025, by and between OPENLANE, Inc. and Periphas Kanga Holdings, LP.	8-K	001-34568	10.2	9/9/2025

19.1		OPENLANE, Inc. Insider Trading Policy, dated as of July 26, 2023	10-K	001-34568	19.1	2/20/2025

21.1		Subsidiaries of OPENLANE, Inc.					X

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1		OPENLANE, Inc. Clawback Policy	10-K	001-34568	97.1	2/21/2024

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101
The following materials from OPENLANE, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) for the year ended December 31, 2025, 2024 and 2023; (ii) the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2025, 2024 and 2023; (iii) the Consolidated Balance Sheets as of December 31, 2025 and 2024; (iv) the Consolidated Statements of Stockholders' Equity for the year ended December 31, 2025, 2024 and 2023; (v) the Consolidated Statements of Cash Flows for the year ended December 31, 2025, 2024 and 2023; and (vi) the Notes to Consolidated Financial Statements.
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
February 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER J. KELLY	Chief Executive Officer and Director	February 18, 2026
Peter J. Kelly	(Principal Executive Officer)

/s/ BRADLEY HERRING	Chief Financial Officer	February 18, 2026
Bradley Herring	(Principal Financial Officer)

/s/ DWAYNE P. PRICE	Chief Accounting Officer	February 18, 2026
Dwayne P. Price	(Principal Accounting Officer)

/s/ RANDOLPH ALTSCHULER	Director	February 18, 2026
Randolph Altschuler

/s/ CARMEL GALVIN	Director	February 18, 2026
Carmel Galvin

/s/ J. MARK HOWELL	Chairman of the Board	February 18, 2026
J. Mark Howell

/s/ STEFAN JACOBY	Director	February 18, 2026
Stefan Jacoby

/s/ MICHAEL T. KESTNER	Director	February 18, 2026
Michael T. Kestner

/s/ ROY MACKENZIE	Director	February 18, 2026
Roy Mackenzie

/s/ MARY ELLEN SMITH	Director	February 18, 2026
Mary Ellen Smith