Form 10-Q
period 2026-03-31
OPENLANE, Inc.
filed 2026-05-05
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of April 30, 2026, 105,946,106 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

OPENLANE, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
OPENLANE, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating revenues
Auction and related fees	$241.8	$198.9
SaaS and other revenue	67.5	66.6
Purchased vehicle sales	112.2	85.7
Finance revenue	106.4	108.9
Total operating revenues	527.9	460.1
Operating expenses
Cost of services (exclusive of depreciation and amortization)	271.7	241.6
Finance interest expense	24.8	27.6
Provision for credit losses	10.3	9.3
Selling, general and administrative	124.4	107.2
Depreciation and amortization	22.9	22.7
Total operating expenses	454.1	408.4
Operating profit	73.8	51.7
Interest expense	10.1	4.0
Other income, net	(1.6)	(5.0)
Income before income taxes	65.3	52.7
Income taxes	16.4	15.8
Net income	$48.9	$36.9
Amounts attributable to common stockholders
Net income	$48.9	$36.9
Series A Preferred Stock dividends	(5.3)	(11.1)
Net income attributable to participating securities	(6.0)	(6.4)
Net income attributable to common stockholders	$37.6	$19.4
Net income per share
Basic	$0.35	$0.18
Diluted	$0.35	$0.18

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$48.9	$36.9
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(7.8)	4.4
Comprehensive income	$41.1	$41.3

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$180.1	$141.5
Restricted cash	36.8	43.9
Trade receivables, net of allowances of $9.0 and $9.7	415.7	314.1
Finance receivables, net of allowances of $30.0 and $27.5	2,444.3	2,425.4
Other current assets	128.1	86.7
Total current assets	3,205.0	3,011.6
Other assets
Goodwill	1,239.8	1,243.5
Customer relationships, net of accumulated amortization of $461.7 and $459.2	98.4	102.7
Other intangible assets, net of accumulated amortization of $567.0 and $555.0	139.0	142.8
Operating lease right-of-use assets	57.5	57.9
Property and equipment, net of accumulated depreciation of $142.7 and $141.5	100.3	104.2
Other assets	59.5	61.6
Total other assets	1,694.5	1,712.7
Total assets	$4,899.5	$4,724.3

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	March 31, 2026	December 31, 2025
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities
Accounts payable	$899.3	$665.8
Accrued employee benefits and compensation expenses	31.1	50.8
Accrued interest	10.5	11.3
Other accrued expenses	90.1	90.8
Income taxes payable	17.6	21.4
Obligations collateralized by finance receivables	1,693.2	1,758.3
Current maturities of long-term debt	24.9	5.5
Total current liabilities	2,766.7	2,603.9
Non-current liabilities
Long-term debt	529.7	530.1
Deferred income tax liabilities	0.5	0.6
Operating lease liabilities	52.7	53.0
Other liabilities	6.5	6.2
Total non-current liabilities	589.4	589.9
Commitments and contingencies (Note 8)
Temporary equity
Series A convertible preferred stock	289.8	289.8
Stockholders' equity
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
March 31, 2026: 105,958,124
December 31, 2025: 106,175,229	1.1	1.1
Additional paid-in capital	669.9	692.8
Retained earnings	630.3	586.7
Accumulated other comprehensive loss	(47.7)	(39.9)
Total stockholders' equity	1,253.6	1,240.7
Total liabilities, temporary equity and stockholders' equity	$4,899.5	$4,724.3

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2025	106.2	$1.1	$692.8	$586.7	$(39.9)	$1,240.7
Net income				48.9		48.9
Other comprehensive loss					(7.8)	(7.8)
Issuance of common stock under stock plans	1.1		3.3			3.3
Surrender of RSUs for taxes	(0.3)		(9.2)			(9.2)
Stock-based compensation expense			9.4			9.4
Repurchase and retirement of common stock	(1.0)		(26.4)			(26.4)
Dividends on preferred stock				(5.3)		(5.3)
Balance at March 31, 2026	106.0	$1.1	$669.9	$630.3	$(47.7)	$1,253.6

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	106.8	$1.1	$720.9	$689.8	$(69.1)	$1,342.7
Net income				36.9		36.9
Other comprehensive income					4.4	4.4
Issuance of common stock under stock plans	0.7		2.1			2.1
Surrender of RSUs for taxes	(0.2)		(4.2)			(4.2)
Stock-based compensation expense			1.7			1.7
Repurchase and retirement of common stock			(0.1)			(0.1)
Dividends on preferred stock				(11.1)		(11.1)
Balance at March 31, 2025	107.3	$1.1	$720.4	$715.6	$(64.7)	$1,372.4

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$48.9	$36.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.9	22.7
Provision for credit losses	10.3	9.3
Deferred income taxes	2.6	2.4
Amortization of debt issuance costs	2.4	2.2
Stock-based compensation	9.4	1.7
Other non-cash, net	0.4	0.2
Changes in operating assets and liabilities:
Trade receivables and other assets	(140.2)	(109.3)
Accounts payable and accrued expenses	202.9	156.5
Net cash provided by operating activities	159.6	122.6
Investing activities
Net increase in finance receivables held for investment	(30.5)	(19.8)
Purchases of property, equipment and computer software	(13.1)	(11.9)
Investments in securities	(1.1)	(0.6)
Proceeds from the sale of property and equipment	—	0.4
Net cash used by investing activities	(44.7)	(31.9)
Financing activities
Net increase (decrease) in book overdrafts	3.1	(5.0)
Net borrowings from lines of credit	19.6	1.7
Net decrease in obligations collateralized by finance receivables	(63.1)	(2.2)
Payments for debt issuance costs/amendments	—	(0.1)
Payments on long-term debt	(1.4)	—
Issuance of common stock under stock plans	3.3	2.1
Tax withholding payments for vested RSUs	(9.2)	(4.2)
Repurchase and retirement of common stock	(25.7)	(0.1)
Dividends paid on Series A Preferred Stock	(5.3)	(11.1)
Net cash used by financing activities	(78.7)	(18.9)
Effect of exchange rate changes on cash	(4.7)	1.0
Net increase in cash, cash equivalents and restricted cash	31.5	72.8
Cash, cash equivalents and restricted cash at beginning of period	185.4	183.7
Cash, cash equivalents and restricted cash at end of period	$216.9	$256.5
Supplemental disclosures of cash flow information
Cash paid for interest	$33.4	$26.1
Cash paid for taxes, net of refunds - continuing operations	$23.1	$18.1
Cash paid for taxes, net of refunds - discontinued operations	$(0.5)	$(1.5)
Supplemental disclosure of non-cash financing activity
Accrual for repurchase of common stock	$0.7	$—

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements
March 31, 2026 (Unaudited)

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
•"Credit Agreement" refers to the Credit Agreement, dated June 23, 2023 (as amended, amended and restated, modified or supplemented from time to time), among the Company, as the borrower, the several banks and other financial institutions or entities from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, providing for, among other things, a $325 million senior secured revolving credit facility due June 23, 2028 (the "Revolving Credit Facility"), a C$175 million revolving credit facility due June 23, 2028 (the "Canadian Revolving Credit Facility" and, together with the Revolving Credit Facility, "the Revolving Credit Facilities") and incremental term loans in an aggregate principal amount equal to $550 million due October 8, 2032 (the "2025 Incremental Term Loans"); and
•"Series A Preferred Stock" refers to the Series A Convertible Preferred Stock, par value $0.01 per share (300,277 shares of Series A Preferred Stock were outstanding at March 31, 2026 and December 31, 2025).
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

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2026 (Unaudited)
AFC is a leading provider of floorplan financing primarily to independent used vehicle dealers ("independent vehicle dealers") and this financing is provided through approximately 90 locations (hybrid of physical locations and a digital servicing network) throughout the United States and Canada as of March 31, 2026. Floorplan financing supports independent vehicle dealers in North America who purchase vehicles at OPENLANE and other used vehicle and salvage auctions. In addition, AFC provides financing for dealer inventory purchased directly from wholesalers, other dealers and directly from consumers, as well as providing liquidity for customer trade-ins which can encompass settling lienholder payoffs. AFC also provides title services for their customers throughout North America.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments, generally consisting of normal recurring accruals, necessary for a fair statement of our results of operations, cash flows and financial position for the periods presented. These consolidated financial statements and condensed notes to consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on February 18, 2026. The 2025 year-end consolidated balance sheet data included in this Form 10-Q was derived from the audited financial statements referenced above and does not include all disclosures required by U.S. GAAP for annual financial statements.
Reclassifications
To better reflect the Company's transformation from a physical auction business to a digital marketplace within its revenue streams, beginning in the fourth quarter of 2025, the Company revised its consolidated statements of income to present revenue categories more representative of its current business profile. The former "Auction fees" and "Service revenue" line items were replaced with "Auction and related fees" and "SaaS and other revenue." For the three months ended March 31, 2025, "Auction fees" of $125.2 million were replaced with "Auction and related fees" of $198.9 million, and "Service revenue" of $140.3 million was replaced with "SaaS and other revenue" of $66.6 million. Reconditioning, vehicle inspection and certification and certain transportation revenues that were formerly included within "Service revenue" are now presented as a component of "Auction and related fees." Generally, the revenue included in "SaaS and other revenue" was formerly included within "Service revenue," and is comprised of repossession-related revenue, vehicle research services, simulcast solution revenue and transportation services arranged with our proprietary technology (for vehicles not sold on one of our platforms). This change in revenue categories has no impact on total operating revenues, operating profit or net income. The revenue presentation change only impacts the Marketplace segment and prior year revenues have been revised to conform to the current presentation. The "Purchased vehicle sales" and "Finance revenue" line items remain unchanged.
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
New Accounting Standards
In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-11, Interim Reporting (Subtopic 270): Narrow-Scope Improvements, which provides clarity about current interim disclosure requirements and adds a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2026 (Unaudited)
annual reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments should be applied either prospectively to financial statements issued for reporting periods after the adoption date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact the adoption of ASU 2025-11 will have on the consolidated financial statements and related disclosures.
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
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended March 31,
	2026	2025
PRSUs	$5.2	$0.5
RSUs	4.2	3.7
Service options	—	(0.1)
Market options	—	(2.4)
Total stock-based compensation expense	$9.4	$1.7
PRSUs
In the first three months of 2026, we granted a target amount of approximately 0.3 million PRSUs to certain executive officers of the Company. Three quarters of the PRSUs vest if and to the extent that the Company's cumulative Adjusted EBITDA ("Adjusted EBITDA PRSUs") attains certain specified goals over three years. The other one quarter of the PRSUs vest if and to the extent that the Company's total shareholder return over three years relative to that of companies within the S&P SmallCap 600 ("TSR PRSUs") exceeds certain levels. The amount of PRSUs actually earned and paid in shares of common stock following the performance period will be 0% for below threshold performance, 50% for threshold performance, 100% for target performance and up to 200% for achieving maximum performance or higher. Linear interpolation is used to calculate the percentage of PRSUs earned and paid if performance falls between the levels. The weighted average grant date fair value of the Adjusted EBITDA PRSUs was $29.26 per share, which was determined using the closing price of the Company's common stock on the date of grant. The weighted average grant date fair value of the TSR PRSUs was $40.54 per share and was developed with a Monte Carlo simulation using a multivariate Geometric Brownian Motion.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2026 (Unaudited)
RSUs
In the first three months of 2026, approximately 0.5 million RSUs were granted to certain executive officers and management members of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The fair value of RSUs is the value of the Company's common stock at the date of grant and the weighted average grant date fair value of the RSUs was $29.26 per share.
Common Share Repurchase Programs
2025 Share Repurchase Program
In April 2025, the board of directors approved a new share repurchase authorization of up to $250 million of the Company’s outstanding common stock through December 31, 2026. This share repurchase program replaced the 2019 share repurchase program. At March 31, 2026, approximately $178.5 million of the Company's outstanding common stock remained available for repurchase under the 2025 share repurchase program. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. This program does not oblige the Company to repurchase any dollar amount or any number of shares under the authorization, and the program may be suspended, discontinued or modified at any time, for any reason and without notice. For the three months ended March 31, 2026, we repurchased and retired 963,627 shares of common stock in the open market at a weighted average price of $27.20 per share under the 2025 share repurchase program. At March 31, 2026, there was approximately $0.7 million in "Other accrued expenses" on the consolidated balance sheet representing the amount payable for unsettled share repurchases made on the last day of the quarter, March 31, 2026.
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

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2026 (Unaudited)
Note 3—Net Income Per Share
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net income	$48.9	$36.9
Series A Preferred Stock dividends	(5.3)	(11.1)
Net income attributable to participating securities	(6.0)	(6.4)
Net income attributable to common stockholders	$37.6	$19.4
Weighted average common shares outstanding	106.4	107.2
Effect of dilutive stock options and restricted stock awards	1.7	1.4
Weighted average common shares outstanding and potential common shares	108.1	108.6
Net income per share
Basic	$0.35	$0.18
Diluted	$0.35	$0.18
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
The effect of stock options and restricted stock on net income per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share, unexercisable market options and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No service options were excluded from the calculation of diluted net income per share for the three months ended March 31, 2026 and 2025. Approximately 1.0 million and 2.3 million market options were excluded from the calculation of diluted net income per share for the three months ended March 31, 2026 and 2025, respectively. In addition, approximately 0.9 million and 1.1 million PRSUs were excluded from the calculation of diluted net income per share for the three months ended March 31, 2026 and 2025, respectively. Total options outstanding at March 31, 2026 and 2025 were 2.7 million and 3.4 million, respectively.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2026 (Unaudited)
Note 4—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2028. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at March 31, 2026.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables, which expires on January 31, 2028. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$500 million at March 31, 2026. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit loss charge-offs less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	March 31, 2026		Net Credit Losses Three Months Ended March 31, 2026
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,448.3	$19.6	$7.1
Other loans	—	—	—
Total receivables managed	$2,448.3	$19.6	$7.1
Accrued interest and fees	26.0
Allowance for credit losses	(30.0)
Finance receivables, net	$2,444.3

	December 31, 2025		Net Credit Losses Three Months Ended March 31, 2025
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,423.5	$9.3	$8.3
Other loans	—	—	—
Total receivables managed	$2,423.5	$9.3	$8.3
Accrued interest and fees	29.4
Allowance for credit losses	(27.5)
Finance receivables, net	$2,425.4

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2026 (Unaudited)
The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	March 31, 2026	March 31, 2025
Allowance for Credit Losses
Balance at December 31	$27.5	$19.8
Provision for credit losses	9.7	9.0
Recoveries	2.0	1.9
Less charge-offs	(9.1)	(10.2)
Other	(0.1)	—
Balance at end of period	$30.0	$20.5
As of March 31, 2026 and December 31, 2025, finance receivables (inclusive of accrued interest and fees) totaling $2,469.2 million and $2,448.2 million, respectively, served as security for the obligations collateralized by finance receivables. In addition, a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables was also maintained as security. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. The amount above for December 31, 2025, reflects the correction of an error from the $2,803.5 million previously disclosed in the 2025 Form 10-K. Obligations collateralized by finance receivables consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Obligations collateralized by finance receivables, gross	$1,705.0	$1,771.7
Unamortized securitization issuance costs	(11.8)	(13.4)
Obligations collateralized by finance receivables	$1,693.2	$1,758.3
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Agreement. At March 31, 2026, we were in compliance with the covenants in the securitization agreements.
Note 5—Goodwill and Other Intangible Assets
Goodwill consisted of the following (in millions):

	Marketplace	Finance	Total
Balance at December 31, 2025 (1)(2)	$1,002.6	$240.9	$1,243.5
Foreign currency	(3.7)	—	(3.7)
Balance at March 31, 2026 (1)(2)	$998.9	$240.9	$1,239.8
(1) Marketplace amounts are net of accumulated goodwill impairment charges of $250.8 million at March 31, 2026 and December 31, 2025.
(2) Finance amounts are net of accumulated goodwill impairment charges of $161.5 million at March 31, 2026 and December 31, 2025.
Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. The Company tests goodwill and indefinite-lived tradenames for impairment at the reporting unit level annually during the second quarter, or more frequently if events or changes in circumstances indicate that impairment may exist. When performing the impairment assessment, the fair value of the Company's reporting units are estimated using the expected present value of future cash flows (Level 3 inputs). No impairment has been identified in 2026.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2026 (Unaudited)
Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate*		Maturity	March 31, 2026	December 31, 2025
2025 Incremental Term Loans	Adjusted Term SOFR	+ 2.50%	October 8, 2032	$548.6	$550.0
Revolving Credit Facility	Adjusted Term SOFR	+ 2.25%	June 23, 2028	—	—
Canadian Revolving Credit Facility	Adjusted Term CORRA	+ 2.50%	June 23, 2028	—	—
European lines of credit	Euribor	+ 1.25%	Repayable upon demand	19.4	—
Total debt				$568.0	$550.0
*The interest rates presented in the table above represent the rates in place at March 31, 2026. The weighted average interest rate on our short-term borrowings outstanding was 3.25% at March 31, 2026 (not applicable at December 31, 2025).
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
The 2025 Incremental Term Loans were issued at a discount of $2.7 million and the discount is being amortized using the effective interest method to interest expense over the term of the loans. The 2025 Incremental Term Loans are payable in quarterly installments equal to 0.25% of the original aggregate principal amount. Such payments commenced on March 31, 2026, with the balance payable at the maturity date.
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
The obligations of the Company under the 2025 Incremental Term Loans and the Revolving Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) first priority security interests in substantially all other assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum Consolidated Senior Secured Net Leverage Ratio, not to exceed 3.5 as of the last day of each fiscal quarter on which any loans under the Revolving Credit Facilities are outstanding. We were in compliance with the applicable covenants in the Credit Agreement at March 31, 2026.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2026 (Unaudited)
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
Loans under the Canadian Revolving Credit Facility bear interest at a rate calculated based on the type of borrowing (at the Canadian Borrower's election, either Adjusted Term CORRA Rate or Canadian Prime Rate (each as defined in the Credit Agreement)) and the Company’s Consolidated Senior Secured Net Leverage Ratio, with such rate ranging from 3.00% to 2.50% for Adjusted Term CORRA Rate loans and from 2.00% to 1.50% for Canadian Prime Rate loans. Loans under the Canadian Sub-limit will bear interest at the Adjusted Term CORRA Rate plus a margin ranging from 2.75% to 2.25% based on the Company’s Consolidated Senior Secured Net Leverage Ratio (the same margin as loans under the existing Revolving Credit Facility). The Canadian Borrower will also pay a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Canadian Revolving Credit Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio.
Debt discounts and issuance costs are presented as a direct reduction from the amount of the related debt liability to arrive at the carrying amount. Unamortized debt discounts and issuance costs totaled $13.4 million and $14.4 million at March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026 and December 31, 2025, there were no borrowings on the Revolving Credit Facilities. We had related outstanding letters of credit in the aggregate amount of $42.6 million at March 31, 2026 and December 31, 2025, which reduce the amount available for borrowings under the Revolving Credit Facilities. As of March 31, 2026 there was an additional $408.2 million available for borrowing under the Revolving Credit Facilities. When drawn upon, the Revolving Credit Facilities are classified as current debt based on the Company’s past practice of using the Revolving Credit Facilities for short term borrowings. However, the terms of the Revolving Credit Facilities do not require repayment until June 23, 2028.
European Lines of Credit
OPENLANE Europe has lines of credit aggregating $46.2 million (€40 million). The lines of credit had an aggregate $19.4 million and $0.0 million of borrowings outstanding at March 31, 2026 and December 31, 2025, respectively. The lines of credit are secured by certain inventory and receivables at OPENLANE Europe subsidiaries.
Fair Value of Debt
As of March 31, 2026 and December 31, 2025, the estimated fair value of our long-term debt amounted to $567.3 million and $550.0 million, respectively. The estimates of fair value were based on broker-dealer quotes (Level 2 inputs) for our debt as of March 31, 2026 and December 31, 2025. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2026 (Unaudited)
Note 7—Other Income, Net
Other income, net consisted of the following (in millions):

	Three Months Ended March 31,
	2026	2025
Foreign currency gains	$—	$(3.3)
Other	(1.6)	(1.7)
Other income, net	$(1.6)	$(5.0)
Fair Value Measurement of Investments
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. As of March 31, 2026, the Company had no investment securities measured at fair value (based on quoted market prices for identical assets or Level 1 of the fair value hierarchy). ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Other investments held of $30.2 million do not have readily determinable fair values and the Company has elected to apply the measurement alternative to these investments and present them at cost. Investments are reported in "Other assets" in the accompanying consolidated balance sheets. Realized and unrealized gains and losses are reported in "Other income, net" in the consolidated statements of income.
Note 8—Commitments and Contingencies
We are involved in litigation and disputes arising in the ordinary course of business, such as actions related to injuries; property damage; handling, storage or disposal of vehicles; environmental laws and regulations; and other litigation incidental to the business such as employment matters and dealer disputes. Management considers the likelihood of loss or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that a liability has been incurred and the amount of loss (or range of possible losses) can be reasonably estimated. Management regularly evaluates current information available to determine whether accrual amounts should be adjusted. Accruals for contingencies including litigation and environmental matters are included in "Other accrued expenses" at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. These accruals are adjusted periodically as assessment and remediation efforts progress, or as additional technical or legal information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period. Although the outcome of litigation cannot be accurately predicted, based on evaluation of information presently available, our management does not currently believe that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or cash flows. Legal fees are expensed as incurred. There has been no significant change in the legal and regulatory proceedings which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Note 9—Segment Information
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

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2026 (Unaudited)
The Finance segment (through AFC) is primarily engaged in the business of providing short-term, inventory-secured financing to independent vehicle dealers. AFC conducts business primarily at or near wholesale used vehicle auctions in the U.S. and Canada and other areas where there is a concentration of AFC customers.
Financial information regarding our reportable segments is set forth below as of and for the three months ended March 31, 2026 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$421.5	$106.4	$527.9
Operating expenses
Cost of services (exclusive of depreciation and amortization)	254.2	17.5	271.7
Finance interest expense	—	24.8	24.8
Provision for credit losses	0.6	9.7	10.3
Selling, general and administrative	110.1	14.3	124.4
Depreciation and amortization	19.7	3.2	22.9
Total operating expenses			454.1
Operating profit	36.9	36.9	73.8
Interest expense			10.1
Other income, net			(1.6)
Income before income taxes			65.3
Income taxes			16.4
Net income			$48.9
Total assets	$2,107.4	$2,792.1	$4,899.5
Capital expenditures	$12.3	$0.8	$13.1

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2026 (Unaudited)
Financial information regarding our reportable segments is set forth below as of and for the three months ended March 31, 2025 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$351.2	$108.9	$460.1
Operating expenses
Cost of services (exclusive of depreciation and amortization)	224.5	17.1	241.6
Finance interest expense	—	27.6	27.6
Provision for credit losses	0.3	9.0	9.3
Selling, general and administrative	94.7	12.5	107.2
Depreciation and amortization	19.7	3.0	22.7
Total operating expenses			408.4
Operating profit	12.0	39.7	51.7
Interest expense			4.0
Other income, net			(5.0)
Income before income taxes			52.7
Income taxes			15.8
Net income			$36.9
Total assets	$2,114.1	$2,692.3	$4,806.4
Capital expenditures	$10.9	$1.0	$11.9
Geographic Information
Our foreign operations include Canada, Continental Europe and the U.K. Approximately 54% and 53% of our foreign operating revenues were from Canada for the three months ended March 31, 2026 and 2025, respectively. Most of the remaining foreign operating revenues were generated from Continental Europe. Long-lived assets are defined as long-term assets other than financial instruments and deferred tax assets. Information regarding the geographic areas of our operations is set forth below (in millions):

	Three Months Ended March 31,
	2026	2025
Operating revenues
U.S.	$317.5	$270.3
Foreign	210.4	189.8
	$527.9	$460.1

	March 31, 2026	December 31, 2025
Long-lived assets
U.S.	$927.4	$935.0
Foreign	726.9	735.9
	$1,654.3	$1,670.9

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
March 31, 2026 (Unaudited)
Note 10—Subsequent Event
In April 2026, we repurchased and retired 84,018 shares of common stock in the open market at a weighted average price of $29.90 per share, aggregating $2.5 million, pursuant to the 2025 share repurchase program described in Note 2.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which are subject to certain risks, trends and uncertainties. In particular, statements made in this report that are not historical facts (including, but not limited to, expectations, estimates, assumptions and projections regarding the industry, business, future operating results, anticipated cash requirements and macroeconomic conditions) may be forward-looking statements. Words such as "should," "may," "will," "would," "could," "can," "of the opinion," "confident," "anticipates," "expects," "intends," "plans," "predicts," "projects," "believes," "seeks," "estimates," "continues," "contemplates," "outlook," "position," "initiatives," "goals," "targets," "opportunities" and similar expressions identify forward-looking statements. Such statements, including statements regarding market conditions; our future growth and profitability; anticipated cost savings; revenue increases, credit losses and capital expenditures; contractual obligations; common stock repurchases; changes in the value of foreign currencies relative to the U.S. dollar; tax rates and assumptions; the effects of macroeconomic conditions and geopolitical events (including but not limited to tariffs and trade policies) on our business and industry; business strategies; strategic initiatives, acquisitions and dispositions; business and industry trends and challenges; our competitive position and retention of customers; our use of artificial intelligence technologies; and our continued investment in information technology, among others, are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results projected, expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors" in this report and Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 18, 2026, and those described from time to time in our future reports filed with the Securities and Exchange Commission. Many of these risk factors are outside of our control, and as such, they involve risks which are not currently known that could cause actual results to differ materially from those discussed or implied herein. Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, the global economic climate and general market, political, economic, and business conditions may amplify many of these risks. The forward-looking statements in this report are made as of the date of this report and we do not undertake to update our forward-looking statements.
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
However, macroeconomic and geopolitical factors, including the conflict with Iran and inflationary pressures, interest rates, volatility of oil and natural gas prices and declining consumer confidence continue to impact the affordability and demand for new and used vehicles. Further, the continuously evolving tariff and trade environment is another source of uncertainty in the automotive industry. Due to their evolving nature, we cannot predict whether or for how long certain trends will continue, nor to what degree these trends will impact us in the future.
Overview
OPENLANE is a leading digital marketplace for wholesale used vehicles operating in the United States, Canada and Europe. Our technology and people connect the leading automotive manufacturers, dealers, rental companies, fleet operators, captive finance and lending institutions as buyers and sellers, which facilitated approximately 1.5 million vehicle transactions with a gross merchandise value ("GMV") of $28.8 billion in 2025. GMV represents the total dollar value of vehicles sold through our marketplaces and serves as an indicator of the health and scale of our digital platforms. Our portfolio of integrated technology, data analytics, financing, logistics and other remarketing solutions, combined with our vehicle logistics centers in Canada, power transactions on our marketplace and help advance our purpose: to make wholesale easy so our customers can be more successful. Our business is divided into two reportable business segments, each of which is an integral part of the wholesale used vehicle remarketing industry: Marketplace and Finance.
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
Industry Trends
Wholesale Used Vehicle Industry
We believe the U.S. and Canadian wholesale used vehicle industry has a total addressable market of approximately 15 million vehicles, which can fluctuate depending on seasonality and a variety of other macro-economic and industry factors. This wholesale used vehicle industry consists of the commercial market (commercial sellers that sell to franchise and independent dealers) and the dealer-to-dealer market (franchise and independent dealers that both buy and sell vehicles). The Company supports the majority of commercial off-lease sellers in North America with our SaaS-based technology, and we believe digital applications in general may provide an opportunity to expand the total addressable market for dealer-to-dealer transactions. The supply chain issues and market conditions the automotive industry experienced in 2020-2023, including the disruption of new vehicle production, low new vehicle supply and historically high used vehicle pricing have had a material impact on the wholesale used vehicle industry. New vehicle supply has begun to recover, and this has resulted in wholesale vehicle supply also starting to increase. New lease originations have remained healthy for the last several quarters. As these leases begin maturing in 2026 and beyond, we expect a higher volume of off-lease vehicles available to the wholesale used vehicle industry, with much of that volume flowing through OPENLANE first as we support the majority of commercial sellers with off-lease vehicle inventory in North America. However, the conflict with Iran, as well as tariffs and related trade disputes, could impact the number of off-lease vehicles that are available to the wholesale used vehicle industry.
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
Sources of Revenues and Expenses
The vehicles sold on our marketplaces generate auction fees from buyers and sellers. The Company generally does not take title to these consigned vehicles and records only its auction fees as revenue ("Auction fees") because it has no influence on the vehicle auction selling price agreed to by the seller and the buyer at the auction. The Company does not record the gross selling price of the consigned vehicles sold at auction as revenue. The Company generally enforces its rights to payment for seller transactions through net settlement provisions following the sale of a vehicle. Marketplace services such as certain inbound and outbound transportation logistics, reconditioning and vehicle inspection and certification ("related fees") are generally recognized at the time of service. Auction fees together with the related fees are presented as "Auction and related fees" in the consolidated statements of income. Our Software as a Service ("SaaS") solutions and collateral recovery services are also generally recognized at the time of service ("SaaS and other revenue" in the consolidated statements of income). The Company also sells vehicles that have been purchased, which represent approximately 2% of the total volume of vehicles sold. For these types of sales, the Company does record the gross selling price of purchased vehicles sold at auction as revenue ("Purchased vehicle sales" in the consolidated statements of income) and the gross purchase price of the vehicles as "Cost of services." AFC's revenue ("Finance revenue" in the consolidated statements of income) is comprised of interest revenue and fee and other revenue associated with our finance receivables. AFC's interest revenue is generally determined based on the applicable prime rate plus a margin.
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

Results of Operations
Overview of Results of OPENLANE, Inc. for the Three Months Ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Dollars in millions except per share amounts)	2026	2025
Revenues
Auction and related fees	$241.8	$198.9
SaaS and other revenue	67.5	66.6
Purchased vehicle sales	112.2	85.7
Finance revenue	106.4	108.9
Total operating revenues	527.9	460.1
Operating expenses
Cost of services (exclusive of depreciation and amortization)	271.7	241.6
Finance interest expense	24.8	27.6
Provision for credit losses	10.3	9.3
Selling, general and administrative	124.4	107.2
Depreciation and amortization	22.9	22.7
Total operating expenses	454.1	408.4
Operating profit	73.8	51.7
Interest expense	10.1	4.0
Other income, net	(1.6)	(5.0)
Income before income taxes	65.3	52.7
Income taxes	16.4	15.8
Net income	$48.9	$36.9
Amounts attributable to common stockholders
Net income	$48.9	$36.9
Series A Preferred Stock dividends	(5.3)	(11.1)
Net income attributable to participating securities	(6.0)	(6.4)
Net income attributable to common stockholders	$37.6	$19.4
Net income per share
Basic	$0.35	$0.18
Diluted	$0.35	$0.18
Overview
For the three months ended March 31, 2026, we had revenue of $527.9 million compared with revenue of $460.1 million for the three months ended March 31, 2025, an increase of 15%. For a further discussion of our operating results, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization increased $0.2 million, or 1%, to $22.9 million for the three months ended March 31, 2026, compared with $22.7 million for the three months ended March 31, 2025.
Interest Expense
Interest expense increased $6.1 million, or 153%, to $10.1 million for the three months ended March 31, 2026, compared with $4.0 million for the three months ended March 31, 2025. The increase in interest expense was primarily the result of new term loan borrowings in the fourth quarter of 2025, partially offset by the repayment of the senior notes in the second quarter of 2025.

Other Income, Net
For the three months ended March 31, 2026, we had other income of $1.6 million compared with $5.0 million for the three months ended March 31, 2025. The decrease in other income was primarily attributable to a decrease in foreign currency gains on intercompany balances of $3.3 million and a net decrease in other miscellaneous items aggregating $0.1 million, primarily a decrease in interest income.
Income Taxes
We had an effective tax rate of 25.1% for the three months ended March 31, 2026, compared with an effective tax rate of 30.0% for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2025 was unfavorably impacted by an increase in the valuation allowance related to movement of the adjusted U.S. net deferred tax asset.
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
Impact of Foreign Currency
For the three months ended March 31, 2026 compared with the three months ended March 31, 2025, the change in the euro exchange rate increased revenue by $9.5 million, operating profit by $0.6 million and net income by $0.4 million. For the three months ended March 31, 2026 compared with the three months ended March 31, 2025, the change in the Canadian dollar exchange rate increased revenue by $4.9 million, operating profit by $2.1 million and net income by $1.1 million.

Marketplace Results

	Three Months Ended March 31,
(Dollars in millions, except GMV)	2026	2025
Auction and related fees	$241.8	$198.9
SaaS and other revenue	67.5	66.6
Purchased vehicle sales	112.2	85.7
Total Marketplace revenue	421.5	351.2
Cost of services*	272.2	242.5
Gross profit	149.3	108.7
Provision for credit losses	0.6	0.3
Selling, general and administrative	110.1	94.7
Depreciation and amortization	1.7	1.7
Operating profit	$36.9	$12.0
Commercial vehicles sold	238,000	191,000
Dealer consignment vehicles sold	194,000	172,000
Total vehicles sold	432,000	363,000
GMV (in billions)	$9.1	$6.9
Auction and related fees yield	2.7%	2.9%
* Includes depreciation and amortization
Total Marketplace Revenue
Revenue from the Marketplace segment increased $70.3 million, or 20%, to $421.5 million for the three months ended March 31, 2026, compared with $351.2 million for the three months ended March 31, 2025. The increase in revenue was primarily attributable to the 19% increase in the number of vehicles sold. For the three months ended March 31, 2026, there were increases in auction and related fees, purchased vehicle sales and SaaS and other revenue. The change in revenue included the impact of an increase in revenue of $13.3 million due to fluctuations in the euro and Canadian dollar exchange rates.
The 19% increase in the number of vehicles sold was comprised of a 25% increase in commercial vehicles sold, primarily due to the onboarding of a new private label customer, and a 13% increase in dealer consignment vehicles sold. The GMV of vehicles sold for the three months ended March 31, 2026 and 2025 was approximately $9.1 billion and $6.9 billion, respectively. The year-over-year increase in GMV for the three months ended March 31, 2026 was driven by the increase in vehicles sold and an increase in the average value of vehicles sold.
Auction and Related Fees
Auction and related fees increased $42.9 million, or 22%, to $241.8 million for the three months ended March 31, 2026, compared with $198.9 million for the three months ended March 31, 2025. Yield represents auction and related fees divided by GMV. Yield decreased 20 basis points to 2.7% for the three months ended March 31, 2026, compared with 2.9% for the three months ended March 31, 2025. The year-over-year decrease in consolidated yield for the three months ended March 31, 2026, was driven by an increased mix of commercial vehicles which carry lower yields than the consolidated average, as well as an increase in the average value of vehicles sold.
Related fees increased $16.0 million, or 22%, primarily as a result of increases in transportation, inspection and reconditioning services aggregating $16.3 million, partially offset by a decrease in other miscellaneous revenue aggregating $0.3 million.
SaaS and Other Revenue
SaaS and other revenue increased $0.9 million, or 1%, to $67.5 million for the three months ended March 31, 2026, compared with $66.6 million for the three months ended March 31, 2025.

Purchased Vehicle Sales
The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold, which represent approximately 2% of total vehicles sold. Purchased vehicle sales increased $26.5 million, or 31%, to $112.2 million for the three months ended March 31, 2026, compared with $85.7 million for the three months ended March 31, 2025, primarily as a result of an increase in the number of purchased vehicles sold in the U.S. marketplace and an increase in the average selling price of purchased vehicles sold in Europe, partially offset by a decrease in the number of purchased vehicles sold in Europe.
Gross Profit
For the three months ended March 31, 2026, gross profit from the Marketplace segment increased $40.6 million, or 37%, to $149.3 million, compared with $108.7 million for the three months ended March 31, 2025. Gross profit improvements were driven by a $21.9 million net increase from vehicles sold and a $17.3 million benefit related to the rescission of the digital services tax in Canada (see below), which includes a $15.9 million reversal of previously recognized expense and a $1.4 million benefit from the absence of expense for the current period. Additional drivers include a $9.3 million increase from pricing, partially offset by a $6.8 million decrease resulting from a higher mix of commercial vehicles and a decrease in other miscellaneous items aggregating $1.1 million.
Gross profit from the Marketplace segment was 35.4% of revenue for the three months ended March 31, 2026, compared with 31.0% of revenue for the three months ended March 31, 2025. Gross profit as a percentage of revenue increased for the three months ended March 31, 2026 as compared with the three months ended March 31, 2025, primarily due to the reversal of the Canadian digital services tax. The $17.3 million benefit related to the rescission of the Canadian digital service tax increased gross profit as a percentage of revenue by 4.1%.
On June 28, 2024, Canada enacted a new 3% Digital Services Tax (“Canadian DST”) on certain online revenues, including online marketplace service revenues, of companies with consolidated revenues of at least €750 million. On March 26, 2026, Canada enacted a bill (C-15) including the repeal of the Canadian DST. This repeal is retroactive and applies to all periods since the tax's original inception. Consequently, the Company recorded an expense reversal of $15.9 million in the first quarter of 2026 (representing expense recorded in 2025 and prior periods). As of March 31, 2026, the Company has recorded a receivable of $10.0 million (C$13.9 million) within trade receivables on the consolidated balance sheet, representing the refund due for amounts previously remitted to the Canada Revenue Agency.
Provision for Credit Losses
Provision for credit losses from the Marketplace segment increased $0.3 million to $0.6 million for the three months ended March 31, 2026, compared with $0.3 million for the three months ended March 31, 2025.
Selling, General and Administrative
Selling, general and administrative expenses from the Marketplace segment increased $15.4 million, or 16%, to $110.1 million for the three months ended March 31, 2026, compared with $94.7 million for the three months ended March 31, 2025, primarily as a result of increases in stock-based compensation of $6.1 million, compensation expense of $3.0 million, sales-related expenses of $2.7 million, incentive-based compensation of $1.8 million, fluctuations in the Canadian exchange rate of $1.0 million and other miscellaneous expenses aggregating $0.8 million.

Finance Results

	As of and for the
	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Finance revenue
Interest revenue	$54.9	$57.2
Fee and other revenue	51.5	51.7
Total Finance revenue	106.4	108.9
Finance interest expense	24.8	27.6
Net Finance margin	81.6	81.3
Finance provision for credit losses	9.7	9.0
Cost of services (exclusive of depreciation and amortization)	17.5	17.1
Selling, general and administrative	14.3	12.5
Depreciation and amortization	3.2	3.0
Operating profit	$36.9	$39.7
Portfolio Performance Information
Floorplans originated	262,000	264,000
Floorplans curtailed*	168,000	170,000
Total loan transaction units	430,000	434,000
Total receivables managed	$2,448.3	$2,327.8
Average receivables managed**	$2,443.6	$2,364.1
Allowance for credit losses	$30.0	$20.5
Allowance for credit losses as a percentage of total receivables managed	1.2%	0.9%
Annualized finance provision for credit losses as a percentage of average receivables managed	1.6%	1.5%
Receivables delinquent as a percentage of total receivables managed	0.8%	0.7%
* Floorplans curtailed represent existing loans that customers opt to extend beyond the initial term upon the customer making a partial principal payment and payment of accrued interest and fees.
** Average receivables managed is calculated based on the daily ending balance of total receivables managed.

Yields (Annualized)	Three Months Ended March 31,
% of Average Receivables Managed	2026	2025
Finance revenue yield
Interest revenue	9.1%	9.8%
Fee and other revenue	8.6%	8.9%
Total Finance revenue yield	17.7%	18.7%
Finance interest expense	4.1%	4.8%
Net Finance margin	13.6%	13.9%
Revenue
For the three months ended March 31, 2026, the Finance segment revenue decreased $2.5 million, or 2%, to $106.4 million, compared with $108.9 million for the three months ended March 31, 2025. The decrease in revenue was primarily the result of decreases in interest yields driven by a decrease in prime rates and a 1% decrease in loan transaction units (vehicle finance transactions), partially offset by an increase in loan values.

Finance Interest Expense
For the three months ended March 31, 2026, finance interest expense decreased $2.8 million, or 10%, to $24.8 million, compared with $27.6 million for the three months ended March 31, 2025. The decrease in finance interest expense was attributable to an approximately 0.8% decrease in the average interest rate on the securitization obligations, partially offset by an increase in the average balance on the AFC securitization obligations.
Net Finance Margin (Annualized)
For the three months ended March 31, 2026, the net Finance margin percent decreased 0.3% to 13.6%, compared with 13.9% for the three months ended March 31, 2025. The decrease was primarily attributable to a 0.3% decrease in fee and other revenue yield driven by increasing loan values. The net interest yield was 5.0% for the three months ended March 31, 2026 and 2025.
Finance Provision for Credit Losses
For the three months ended March 31, 2026, the finance provision for credit losses increased $0.7 million, or 8%, to $9.7 million, compared with $9.0 million for the three months ended March 31, 2025. The provision for credit losses increased to 1.6% of the average receivables managed for the three months ended March 31, 2026 from 1.5% for the three months ended March 31, 2025. The provision for credit losses is expected to be approximately 2% or under, on a long-term basis, of the average receivables managed balance. However, the actual losses in any particular quarter or year could deviate from this range.
Cost of Services
For the three months ended March 31, 2026, cost of services for the Finance segment increased $0.4 million, or 2%, to $17.5 million, compared with $17.1 million for the three months ended March 31, 2025. The increase in cost of services was primarily the result of an increase in compensation expense of $1.1 million, partially offset by decreases in inventory audit expense of $0.5 million and other miscellaneous expenses aggregating $0.2 million.
Selling, General and Administrative
Selling, general and administrative expenses for the Finance segment increased $1.8 million, or 14%, to $14.3 million for the three months ended March 31, 2026, compared with $12.5 million for the three months ended March 31, 2025 primarily as a result of increases in stock-based compensation of $1.6 million and other miscellaneous expenses aggregating $0.2 million.
Select Finance Balance Sheet Items

(Dollars in millions)	March 31, 2026	December 31, 2025
Tangible Assets
Total assets	$2,792.1	$2,763.6
Intangible assets	257.7	258.2
Tangible assets	$2,534.4	$2,505.4

Tangible parent equity
Total parent equity***	$842.3	$792.6
Intangible assets	257.7	258.2
Tangible parent equity***	$584.6	$534.4
*** Parent equity represents OPENLANE's net investment in AFC. Tangible parent equity is a non-GAAP measure of AFC's capital.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2026, our sources of liquidity consisted of cash on hand, working capital and amounts available under our Revolving Credit Facilities. Our principal ongoing sources of liquidity consist of cash generated by operations and borrowings under our Revolving Credit Facilities.

	March 31,	December 31,	March 31,
(Dollars in millions)	2026	2025	2025
Cash and cash equivalents	$180.1	$141.5	$220.5
Working capital	438.3	407.7	324.9
Amounts available under the Revolving Credit Facilities	408.2	409.9	403.9
Cash provided by operating activities for the three months ended	159.6		122.6
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
Approximately $49.1 million of available cash was held by our foreign subsidiaries at March 31, 2026. If funds held by our foreign subsidiaries were to be repatriated, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
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
The 2025 Incremental Term Loans were issued at a discount of $2.7 million and the discount is being amortized using the effective interest method to interest expense over the term of the loans. The 2025 Incremental Term Loans are payable in quarterly installments equal to 0.25% of the original aggregate principal amount. Such payments commenced on March 31, 2026, with the balance payable at the maturity date.

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
Loans under the Canadian Revolving Credit Facility bear interest at a rate calculated based on the type of borrowing (at the Canadian Borrower's election, either Adjusted Term CORRA Rate or Canadian Prime Rate (each as defined in the Credit Agreement)) and the Company’s Consolidated Senior Secured Net Leverage Ratio, with such rate ranging from 3.00% to 2.50% for Adjusted Term CORRA Rate loans and from 2.00% to 1.50% for Canadian Prime Rate loans. Loans under the Canadian Sub-limit will bear interest at the Adjusted Term CORRA Rate plus a margin ranging from 2.75% to 2.25% based on the Company’s Consolidated Senior Secured Net Leverage Ratio (the same margin as loans under the existing Revolving Credit Facility). The Canadian Borrower will also pay a commitment fee between 25 to 35 basis points, payable quarterly, on the average daily unused amount of the Canadian Revolving Credit Facility based on the Company’s Consolidated Senior Secured Net Leverage Ratio.
Debt discounts and issuance costs are presented as a direct reduction from the amount of the related debt liability to arrive at the carrying amount. Unamortized debt discounts and issuance costs totaled $13.4 million and $14.4 million at March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026 and December 31, 2025, there were no borrowings on the Revolving Credit Facilities. We had related outstanding letters of credit in the aggregate amount of $42.6 million at March 31, 2026 and December 31, 2025, which reduce the amount available for borrowings under the Revolving Credit Facilities. Our European operations have lines of credit aggregating $46.2 million (€40 million) of which $19.4 million was drawn at March 31, 2026.
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
Certain covenants contained within the Credit Agreement are critical to an investor’s understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow the lenders under the Credit Agreement to declare all amounts borrowed immediately due and payable. The Credit Agreement contains a financial covenant requiring compliance with a maximum Consolidated Senior Secured Net Leverage Ratio not to exceed 3.5 as of the last day of each fiscal quarter on which any loans under the Revolving Credit Facilities are outstanding. The Consolidated Senior Secured Net Leverage Ratio is calculated as Consolidated Total Debt (as defined in the Credit Agreement) divided by Consolidated EBITDA (as defined in the Credit Agreement) for the last four quarters. Consolidated Total Debt includes, among other things, term loan borrowings, revolving loans, finance lease liabilities and other obligations for borrowed money less Unrestricted Cash (as defined in the Credit Agreement). Consolidated EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude, among other things, (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock-based compensation expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (i) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (j) expenses incurred in connection with permitted acquisitions; (k) any impairment charges or write-offs of intangibles; and (l) any extraordinary, unusual or non-recurring charges, expenses or losses. Our Consolidated Senior Secured Net Leverage Ratio was 1.2 at March 31, 2026.
In addition, the Credit Agreement (see Note 6, "Long-Term Debt" for additional information) contains certain limitations on our ability to pay dividends and other distributions, make certain acquisitions or investments, grant liens and sell assets, and contains certain limitations on our ability to incur indebtedness. The applicable covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement at March 31, 2026.
Liquidity
At March 31, 2026, there were no borrowings on the Revolving Credit Facilities. When drawn upon, the Revolving Credit Facilities are classified as current debt based on the Company's past practice of using the Revolving Credit Facilities for short term borrowings. However, the terms of the Revolving Credit Facilities do not require repayment until maturity at June 23, 2028. At March 31, 2026, cash totaled $180.1 million and there was an additional $408.2 million available for borrowing under the Revolving Credit Facilities (net of $42.6 million in outstanding letters of credit). Funds held by our foreign subsidiaries could be repatriated, at which point state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2028. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at March 31, 2026.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables, which expires on January 31, 2028. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$500 million at March 31, 2026. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $2,448.3 million and $2,423.5 million at March 31, 2026 and December 31, 2025, respectively. AFC's allowance for losses was $30.0 million and $27.5 million at March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026 and December 31, 2025, finance receivables (inclusive of accrued interest and fees) totaling $2,469.2 million and $2,448.2 million, respectively, served as security for the obligations collateralized by finance receivables. In addition, a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables was also maintained as security. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. The amount above for December 31, 2025, reflects the correction of an error from the $2,803.5 million previously disclosed in the 2025 Form 10-K. At March 31, 2026 and December 31, 2025, there were gross obligations collateralized by finance receivables of $1,705.0 million and $1,771.7 million, respectively, and unamortized securitization issuance costs of approximately $11.8 million and $13.4 million, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.

Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Agreement. At March 31, 2026, we were in compliance with the covenants in the securitization agreements.
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
The following tables reconcile net income to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31, 2026
(Dollars in millions)	Marketplace	Finance	Consolidated
Net income	$21.2	$27.7	$48.9
Add back:
Income taxes	7.2	9.2	16.4
Finance interest expense	—	24.8	24.8
Interest expense, net of interest income	9.7	—	9.7
Depreciation and amortization	19.7	3.2	22.9
EBITDA	57.8	64.9	122.7
Non-cash stock-based compensation	7.6	2.1	9.7
Securitization interest	—	(22.0)	(22.0)
Severance	1.6	0.1	1.7
Foreign currency losses (gains)	0.1	(0.1)	—
ERP implementation costs	0.3	0.1	0.4
Impact of Canadian DST related to prior years	(15.9)	—	(15.9)
Other	0.1	—	0.1
Total addbacks (deductions)	(6.2)	(19.8)	(26.0)
Adjusted EBITDA	$51.6	$45.1	$96.7

	Three Months Ended March 31, 2025
(Dollars in millions)	Marketplace	Finance	Consolidated
Net income	$7.3	$29.6	$36.9
Add back:
Income taxes	5.8	10.0	15.8
Finance interest expense	—	27.6	27.6
Interest expense, net of interest income	3.4	—	3.4
Depreciation and amortization	19.7	3.0	22.7
EBITDA	36.2	70.2	106.4
Non-cash stock-based compensation	1.5	0.5	2.0
Securitization interest	—	(25.1)	(25.1)
Severance	2.0	—	2.0
Foreign currency gains	(3.3)	—	(3.3)
Other	0.7	0.1	0.8
Total addbacks (deductions)	0.9	(24.5)	(23.6)
Adjusted EBITDA	$37.1	$45.7	$82.8
Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026	March 31, 2026
Net income	$33.4	$47.9	$59.5	$48.9	$189.7
Add back:
Income taxes	18.3	8.2	(27.8)	16.4	15.1
Finance interest expense	26.9	28.1	27.3	24.8	107.1
Interest expense, net of interest income	1.3	0.6	9.6	9.7	21.2
Depreciation and amortization	23.0	22.7	23.3	22.9	91.9
EBITDA	102.9	107.5	91.9	122.7	425.0
Non-cash stock-based compensation	4.4	4.4	5.0	9.7	23.5
Securitization interest	(24.4)	(25.6)	(24.9)	(22.0)	(96.9)
Loss on sale of property	7.0	—	—	—	7.0
Severance	2.4	2.4	2.1	1.7	8.6
Foreign currency (gains) losses	(5.6)	(1.6)	1.2	—	(6.0)
ERP implementation costs	—	—	0.6	0.4	1.0
Impact of Canadian DST related to prior years	—	—	—	(15.9)	(15.9)
Other	—	—	0.1	0.1	0.2
Total addbacks (deductions)	(16.2)	(20.4)	(15.9)	(26.0)	(78.5)
Adjusted EBITDA	$86.7	$87.1	$76.0	$96.7	$346.5

Summary of Cash Flows

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Net cash provided by (used by):
Operating activities	$159.6	$122.6
Investing activities	(44.7)	(31.9)
Financing activities	(78.7)	(18.9)
Effect of exchange rate on cash	(4.7)	1.0
Net increase in cash, cash equivalents and restricted cash	$31.5	$72.8
Cash flow from operating activities Net cash provided by operating activities was $159.6 million for the three months ended March 31, 2026, compared with $122.6 million for the three months ended March 31, 2025. Cash provided by operating activities for the three months ended March 31, 2026 consisted primarily of cash earnings and an increase in accounts payable and accrued expenses, partially offset by an increase in trade receivables and other assets. Cash provided by operating activities for the three months ended March 31, 2025 consisted primarily of cash earnings and an increase in accounts payable and accrued expenses, partially offset by an increase in trade receivables and other assets. The increase in operating cash flow was primarily attributable to increased profitability and changes in operating assets and liabilities as a result of the timing of collections and disbursement of funds to consignors for marketplace sales held near period-ends.
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
Cash flow from investing activities Net cash used by investing activities was $44.7 million for the three months ended March 31, 2026, compared with $31.9 million for the three months ended March 31, 2025. The cash used by investing activities for the three months ended March 31, 2026 was primarily from an increase in finance receivables held for investment and purchases of property, equipment and computer software. The cash used by investing activities for the three months ended March 31, 2025 was primarily from an increase in finance receivables held for investment and purchases of property, equipment and computer software.
Cash flow from financing activities Net cash used by financing activities was $78.7 million for the three months ended March 31, 2026, compared with $18.9 million for the three months ended March 31, 2025. The cash used by financing activities for the three months ended March 31, 2026 was primarily due to a net decrease in obligations collateralized by finance receivables, repurchases and retirement of common stock, tax withholding payments for vested RSUs and dividends paid on the Series A Preferred Stock, partially offset by net borrowings from lines of credit. The cash used by financing activities for the three months ended March 31, 2025 was primarily due to dividends paid on the Series A Preferred Stock, a net decrease in book overdrafts and tax withholding payments for vested RSUs.
Capital Expenditures
Capital expenditures for the three months ended March 31, 2026 and 2025 approximated $13.1 million and $11.9 million, respectively. Capital expenditures were funded from internally generated funds. We continue to invest in our core information technology capabilities and our service locations. Capital expenditures are expected to be approximately $55 million to $60 million for fiscal year 2026. Future capital expenditures could vary substantially based on capital project timing, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.

Convertible Preferred Stock and Dividends
The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of the Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends are payable in cash or in kind, or in any combination of both, at the option of the Company. For the three months ended March 31, 2026 and 2025, the holders of the Series A Preferred Stock received cash dividends aggregating $5.3 million and $11.1 million, respectively. The holders of the Series A Preferred Stock are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis. There were 300,277 shares of Series A Preferred Stock outstanding at March 31, 2026.
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
Contractual Obligations
The Company's contractual cash obligations for long-term debt, interest payments related to long-term debt and operating leases are summarized in the table of contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2025. Since December 31, 2025, the contractual obligations of the Company have changed as follows:
•Operating lease obligations change in the ordinary course of business. We lease most of our facilities, as well as other property and equipment under operating leases. Future operating lease obligations will continue to change if renewal options are exercised and/or if we enter into additional operating lease agreements.
Our contractual cash obligations as of December 31, 2025, are discussed in the "Contractual Obligations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (the "SEC").
Critical Accounting Estimates
Our critical accounting estimates are discussed in the "Critical Accounting Estimates" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. A summary of significant accounting policies is discussed in Note 2 and elsewhere in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, which includes audited financial statements.
New Accounting Standards
For a description of new accounting standards that could affect the Company, reference the "New Accounting Standards" section of Note 1 of the Unaudited Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2026, we had no off-balance sheet arrangements pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a lesser extent, United Kingdom and Continental Europe subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound or euro. Foreign currency gains on intercompany loans were approximately $0.0 million and $3.3 million for the three months ended March 31, 2026 and 2025, respectively. Canadian currency translation positively affected net income by approximately $1.1 million for the three months ended March 31, 2026. Currency translation of the euro positively affected net income by approximately $0.4 million for the three months ended March 31, 2026. A 1% change in the month-end Canadian dollar exchange rate for the three months ended March 31, 2026 would have impacted foreign currency on intercompany loans by $1.8 million and net income by $1.4 million. A 1% change in the month-end euro exchange rate for the three months ended March 31, 2026 would have impacted foreign currency on intercompany loans by $0.6 million and net income by $0.5 million. A 1% change in the average Canadian dollar exchange rate for the three months ended March 31, 2026 would have impacted net income by approximately $0.3 million. Currency exposure of our U.K. and European operations is not material to the results of operations.
Interest Rates
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We do not currently use interest rate contracts to manage our exposure to interest rate changes.
A sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (SOFR/CORRA) for the three months ended March 31, 2026 would have resulted in an increase in interest expense of approximately $1.4 million.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Certain legal proceedings in which the Company is involved are discussed in Note 18 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025 and Part I, Item 3 of the same Annual Report. Unless otherwise indicated therein, all proceedings discussed in the Annual Report remain outstanding.
Item 1A.    Risk Factors
Before deciding to invest in our Company, in addition to the other information contained in our Annual Report on Form 10-K and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially and adversely affect our business, financial condition, prospects, results of operations and cash flows. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. The risks described in our most recent Annual Report on Form 10-K, including macroeconomic conditions and geopolitical events, are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially affect our business, financial condition, results of operations and prospects.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities made by OPENLANE during the period covered by this report.
Issuer Purchases of Equity Securities
The following table provides information about purchases by OPENLANE, Inc. of its shares of common stock during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
January 1 - January 31	—	$—	—	$204.7
February 1 - February 28	368,715	26.62	368,715	194.9
March 1 - March 31	594,912	27.55	594,912	178.5
Total	963,627	$27.20	963,627

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
Item 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the first quarter of 2026, none of the Company’s directors or executive officers adopted a Rule 10b5-1 trading plan, terminated or modified a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits
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
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1		Securities and Asset Purchase Agreement, dated as of February 24, 2022, by and among OPENLANE, Inc., Carvana Group, LLC and Carvana Co. solely for purposes of Section 10.15 thereof as guarantor	8-K	001-34568	2.1	2/24/2022

3.1a		Amended and Restated Certificate of Incorporation of OPENLANE, Inc.	10-Q	001-34568	3.1	8/3/2016

3.1b		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OPENLANE, Inc.	8-K	001-34568	3.1	5/12/2023

3.2		Second Amended and Restated By-Laws of OPENLANE, Inc.	8-K	001-34568	3.1	11/4/2014

3.3		Certificate of Designations Designating the Series A Convertible Preferred Stock	8-K	001-34568	3.1	6/10/2020

4.1		Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

4.2		Description of the Company's securities	10-K	001-34568	4.3	2/19/2020

10.1a		Credit Agreement, dated as of June 23, 2023, among the OPENLANE, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent	8-K	001-34568	10.1	6/26/2023

10.1b		First Amendment Agreement, dated as of January 19, 2024, by and among OPENLANE, Inc., ADESA Auctions Canada Corporation, certain other subsidiaries of OPENLANE, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-34568	10.1	1/22/2024

10.1c		Second Amendment Agreement, dated as of October 8, 2025, by and among OPENLANE, Inc., certain other subsidiaries of the Company party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-34568	10.1	10/8/2025

10.2a	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and Peter J. Kelly	10-Q	001-34568	10.9	5/7/2020

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2b	*	Amendment No. 1 to Employment Agreement, dated March 1, 2021, between OPENLANE, Inc. and Peter J. Kelly	8-K	001-34568	10.2	3/2/2021

10.3	*	Employment Agreement, dated April 22, 2025 (effective May 27, 2025), between OPENLANE, Inc. and Bradley Herring	8-K	001-34568	10.1	4/22/2025

10.4	*	Employment Agreement, dated October 26, 2021, between OPENLANE, Inc. and James Coyle	10-K	001-34568	10.6	2/23/2022

10.5	*	Employment Agreement, dated April 1, 2024, between OPENLANE, Inc. and William C. Mitchell	10-K	001-34568	10.6	2/20/2025

10.6	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and Charles S. Coleman	10-K	001-34568	10.7	2/20/2025

10.7	*	OPENLANE, Inc. Annual Incentive Program Summary of Terms 2025	10-K	001-34568	10.9	2/20/2025

10.8	*	OPENLANE, Inc. Annual Incentive Program Summary of Terms 2026	10-K	001-34568	10.8	2/18/2026

10.9a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.9b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.9c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.9d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.9e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.9f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.10a	+	Tenth Amended and Restated Receivables Purchase Agreement, dated September 28, 2022, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Fifth Third Bank, National Association, Chariot Funding LLC, PNC Bank, National Association, Thunder Bay Funding, LLC, Truist Bank, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Bank of Montreal	10-Q	001-34568	10.11	11/2/2022

10.10b	+	First Amendment and Joinder, dated September 27, 2024, to the Tenth Amended and Restated Receivables Purchase Agreement	10-Q	001-34568	10.12b	11/7/2024

10.11a	+	Receivables Purchase Agreement, dated March 1, 2023, between Automotive Finance Canada Inc., OPENLANE, Inc., Computershare Trust Company of Canada, the Agents Parties to the Loan Agreement and BMO Nesbitt Burns Inc.	10-Q	001-34568	10.14	5/3/2023

10.11b		Amendment No. 1 to the Receivables Purchase Agreement, dated September 27, 2024	10-Q	001-34568	10.13b	11/7/2024

10.11c		Amendment No. 2 to the Receivables Purchase Agreement, dated May 23, 2025	10-Q	001-34568	10.11c	8/6/2025

10.11d		Amendment No. 3 to the Receivables Purchase Agreement, dated November 18, 2025	8-K	001-34568	10.1	11/18/2025

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.12		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.13a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.13b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.13c	*	KAR Auction Services, Inc. Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 4, 2021	DEF 14A	001-34568	Annex I	4/23/2021

10.13d	*	OPENLANE, Inc. Second Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 7, 2024	DEF 14A	001-34568	Annex I	4/26/2024

10.14	*	KAR Auction Services, Inc. Amended and Restated Employee Stock Purchase Plan	10-Q	001-34568	10.27	8/5/2020

10.15a	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.15b	*	Amendment No. 1 to the KAR Auction Services, Inc. Directors Deferred Compensation Plan, dated as of June 28, 2019	10-Q	001-34568	10.28b	11/6/2019

10.16	*	Director Restricted Share Agreement	10-Q	001-34568	10.29	8/7/2019

10.17	*	Form of 2022 Restricted Stock Unit Award Agreement	10-K	001-34568	10.22	3/9/2023

10.18	*	Form of 2025 and 2026 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.21	2/20/2025

10.19	*	Form of Non-Qualified Stock Option Award Agreement	10-K	001-34568	10.30	2/18/2021

10.20	*	Form of 2022 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/19/2020

10.21	*	Form of 2022 Amended and Restated Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA)	10-Q	001-34568	10.25	11/2/2022

10.22	*	Form of 2023 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)	10-K	001-34568	10.27	3/9/2023

10.23	*	Form of 2024 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)	10-K	001-34568	10.28	2/21/2024

10.24	*	Form of 2025 and 2026 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)	10-K	001-34568	10.27	2/20/2025

10.25		Investment Agreement, dated as of May 26, 2020, by and between OPENLANE, Inc. and Ignition Parent LP	8-K	001-34568	10.1	5/27/2020

10.26a		Investment Agreement, dated as of May 26, 2020, by and between OPENLANE, Inc. and Periphas Capital GP, LLC	8-K	001-34568	10.2	5/27/2020

10.26b		Assignment and Assumption Agreement, dated as of June 9, 2020, by and between Periphas Capital GP, LLC and Periphas Kanga Holdings, L.P.	10-K	001-34568	10.37b	2/18/2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.27	Registration Rights Agreement, dated as of June 10, 2020, by and among OPENLANE, Inc. and Ignition Parent LP	8-K	001-34568	10.1	6/10/2020

10.28	Registration Rights Agreement, dated as of June 29, 2020, by and between OPENLANE, Inc. and Periphas Kanga Holdings, LP	8-K	001-34568	10.1	6/29/2020

10.29	Preferred Stock Repurchase Agreement, dated September 9, 2025, by and between OPENLANE, Inc. and Ignition Acquisition Holdings LP.	8-K	001-34568	10.1	9/9/2025

10.30	Preferred Stock Repurchase Agreement, dated September 9, 2025, by and between OPENLANE, Inc. and Periphas Kanga Holdings, LP.	8-K	001-34568	10.2	9/9/2025

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following materials from OPENLANE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three months ended March 31, 2026 and 2025; (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025; (iii) the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (iv) the Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2026 and 2025; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; and (vi) the Condensed Notes to Consolidated Financial Statements.
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

OPENLANE, Inc.
(Registrant)

Date:	May 5, 2026	/s/ BRADLEY HERRING
Bradley Herring Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)