Form 10-Q
period 2026-06-30
OPENLANE, Inc.
filed 2026-08-04
CIK 1395942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of July 31, 2026, 122,797,455 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

OPENLANE, Inc.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements
OPENLANE, Inc.
Consolidated Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenues
Auction and related fees	$259.0	$213.9	$500.8	$412.8
SaaS and other revenue	73.4	63.1	140.9	129.7
Purchased vehicle sales	114.9	98.5	227.1	184.2
Finance revenue	107.3	106.2	213.7	215.1
Total operating revenues	554.6	481.7	1,082.5	941.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	306.4	254.4	578.1	496.0
Finance interest expense	25.7	26.9	50.5	54.5
Provision for credit losses	8.9	8.7	19.2	18.0
Selling, general and administrative	123.8	114.3	248.2	221.5
Depreciation and amortization	22.3	23.0	45.2	45.7
Loss on sale of property	—	7.0	—	7.0
Total operating expenses	487.1	434.3	941.2	842.7
Operating profit	67.5	47.4	141.3	99.1
Interest expense	10.0	3.1	20.1	7.1
Other income, net	(3.6)	(7.4)	(5.2)	(12.4)
Income before income taxes	61.1	51.7	126.4	104.4
Income taxes	16.8	18.3	33.2	34.1
Net income	$44.3	$33.4	$93.2	$70.3
Amounts attributable to common stockholders
Net income	$44.3	$33.4	$93.2	$70.3
Series A Preferred Stock dividends	(3.3)	(11.1)	(8.6)	(22.2)
Net income attributable to participating securities	(3.4)	(5.6)	(9.3)	(12.0)
Net income attributable to common stockholders	$37.6	$16.7	$75.3	$36.1
Net income per share
Basic	$0.33	$0.16	$0.68	$0.34
Diluted	$0.32	$0.15	$0.67	$0.33

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$44.3	$33.4	$93.2	$70.3
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(9.6)	27.6	(17.4)	32.0
Comprehensive income	$34.7	$61.0	$75.8	$102.3

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Balance Sheets
(In millions)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$189.7	$141.5
Restricted cash	28.1	43.9
Trade receivables, net of allowances of $9.6 and $9.7	391.2	314.1
Finance receivables, net of allowances of $30.0 and $27.5	2,621.1	2,425.4
Other current assets	98.4	86.7
Total current assets	3,328.5	3,011.6
Other assets
Goodwill	1,236.1	1,243.5
Customer relationships, net of accumulated amortization of $463.7 and $459.2	94.2	102.7
Other intangible assets, net of accumulated amortization of $570.9 and $555.0	135.2	142.8
Operating lease right-of-use assets	55.9	57.9
Property and equipment, net of accumulated depreciation of $139.4 and $141.5	98.0	104.2
Other assets	58.5	61.6
Total other assets	1,677.9	1,712.7
Total assets	$5,006.4	$4,724.3

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	June 30, 2026	December 31, 2025
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities
Accounts payable	$802.9	$665.8
Accrued employee benefits and compensation expenses	42.8	50.8
Accrued interest	10.7	11.3
Other accrued expenses	85.4	90.8
Income taxes payable	15.9	21.4
Obligations collateralized by finance receivables	1,887.0	1,758.3
Current maturities of long-term debt	5.5	5.5
Total current liabilities	2,850.2	2,603.9
Non-current liabilities
Long-term debt	529.2	530.1
Deferred income tax liabilities	0.5	0.6
Operating lease liabilities	50.8	53.0
Other liabilities	4.5	6.2
Total non-current liabilities	585.0	589.9
Commitments and contingencies (Note 9)
Temporary equity
Series A convertible preferred stock	—	289.8
Stockholders' equity
Common stock, $0.01 par value:
Authorized shares: 400,000,000
Issued and outstanding shares:
June 30, 2026: 122,930,643
December 31, 2025: 106,175,229	1.2	1.1
Additional paid-in capital	956.0	692.8
Retained earnings	671.3	586.7
Accumulated other comprehensive loss	(57.3)	(39.9)
Total stockholders' equity	1,571.2	1,240.7
Total liabilities, temporary equity and stockholders' equity	$5,006.4	$4,724.3

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Stockholders' Equity
(In millions)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2026	106.0	$1.1	$669.9	$630.3	$(47.7)	$1,253.6
Net income				44.3		44.3
Other comprehensive loss					(9.6)	(9.6)
Issuance of common stock under stock plans	0.4		6.6			6.6
Surrender of RSUs for taxes			(0.2)			(0.2)
Stock-based compensation expense			8.5			8.5
Repurchase and retirement of common stock	(0.6)		(21.8)			(21.8)
Dividends on preferred stock	0.2		3.3	(3.3)		—
Conversion of Series A convertible preferred stock into common stock	16.9	0.1	289.7			289.8
Balance at June 30, 2026	122.9	$1.2	$956.0	$671.3	$(57.3)	$1,571.2

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2025	106.2	$1.1	$692.8	$586.7	$(39.9)	$1,240.7
Net income				93.2		93.2
Other comprehensive loss					(17.4)	(17.4)
Issuance of common stock under stock plans	1.5		9.9			9.9
Surrender of RSUs for taxes	(0.3)		(9.4)			(9.4)
Stock-based compensation expense			17.9			17.9
Repurchase and retirement of common stock	(1.6)		(48.2)			(48.2)
Dividends on preferred stock	0.2		3.3	(8.6)		(5.3)
Conversion of Series A convertible preferred stock into common stock	16.9	0.1	289.7			289.8
Balance at June 30, 2026	122.9	$1.2	$956.0	$671.3	$(57.3)	$1,571.2

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

See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$93.2	$70.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45.2	45.7
Provision for credit losses	19.2	18.0
Deferred income taxes	3.5	2.8
Amortization of debt issuance costs	4.8	4.4
Stock-based compensation	17.9	5.8
Loss on sale of property	—	7.0
Other non-cash, net	0.7	0.2
Changes in operating assets and liabilities:
Trade receivables and other assets	(86.9)	(55.1)
Accounts payable and accrued expenses	114.8	95.1
Net cash provided by operating activities	212.4	194.2
Investing activities
Net increase in finance receivables held for investment	(216.7)	(45.0)
Purchases of property, equipment and computer software	(26.9)	(26.1)
Investments in securities	(1.6)	(0.7)
Proceeds from sale of investments	1.9	—
Proceeds from the sale of property and equipment	—	42.4
Net cash used by investing activities	(243.3)	(29.4)
Financing activities
Net increase in book overdrafts	3.4	0.5
Net repayments of lines of credit	—	(23.2)
Net increase in obligations collateralized by finance receivables	134.8	49.4
Payments for debt issuance costs/amendments	—	(0.4)
Payments on long-term debt	(2.8)	(210.0)
Issuance of common stock under stock plans	9.9	2.9
Tax withholding payments for vested RSUs	(9.4)	(6.5)
Repurchase and retirement of common stock, including excise taxes	(48.2)	(9.4)
Repurchase and retirement of Series A Preferred Stock, including excise taxes	(5.6)	—
Dividends paid on Series A Preferred Stock	(5.3)	(22.2)
Net cash provided by (used by) financing activities	76.8	(218.9)
Effect of exchange rate changes on cash	(13.5)	19.2
Net increase (decrease) in cash, cash equivalents and restricted cash	32.4	(34.9)
Cash, cash equivalents and restricted cash at beginning of period	185.4	183.7
Cash, cash equivalents and restricted cash at end of period	$217.8	$148.8
Supplemental disclosures of cash flow information
Cash paid for interest	$66.6	$58.1
Cash paid for taxes, net of refunds - continuing operations	$39.2	$27.3
Cash paid for taxes, net of refunds - discontinued operations	$(0.5)	$(1.5)
Supplemental disclosure of non-cash financing activity
Accrual for repurchase of common stock	$0.1	$—
See accompanying condensed notes to consolidated financial statements

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements
June 30, 2026 (Unaudited)

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
•"Credit Agreement" refers to the Credit Agreement, dated June 23, 2023 (as amended, amended and restated, modified or supplemented from time to time), among the Company, as the borrower, the several banks and other financial institutions or entities from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, providing for, among other things, a $325 million senior secured revolving credit facility due June 23, 2028 (the "Revolving Credit Facility"), a C$175 million revolving credit facility due June 23, 2028 (the "Canadian Revolving Credit Facility" and, together with the Revolving Credit Facility, "the Revolving Credit Facilities") and incremental term loans in an aggregate principal amount equal to $550 million due October 8, 2032 (the "2025 Incremental Term Loans"); and
•"Series A Preferred Stock" refers to the Series A Convertible Preferred Stock, par value $0.01 per share (0 shares and 300,277 shares of Series A Preferred Stock were outstanding at June 30, 2026 and December 31, 2025, respectively).
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
AFC is a leading provider of floorplan financing primarily to independent used vehicle dealers ("independent vehicle dealers") and this financing is provided through approximately 90 locations (hybrid of physical locations and a digital servicing network) throughout the United States and Canada as of June 30, 2026. Floorplan financing supports independent vehicle dealers in North America who purchase vehicles at OPENLANE and other used vehicle and salvage auctions. In addition, AFC provides

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2026 (Unaudited)
financing for dealer inventory purchased directly from wholesalers, other dealers and directly from consumers, as well as providing liquidity for customer trade-ins which can encompass settling lienholder payoffs. AFC also provides title services for their customers throughout North America.
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
Reclassifications
To better reflect the Company's transformation from a physical auction business to a digital marketplace within its revenue streams, beginning in the fourth quarter of 2025, the Company revised its consolidated statements of income to present revenue categories more representative of its current business profile. The former "Auction fees" and "Service revenue" line items were replaced with "Auction and related fees" and "SaaS and other revenue." For the three and six months ended June 30, 2025, "Auction fees" of $134.9 million and $260.1 million, respectively, were replaced with "Auction and related fees" of $213.9 million and $412.8 million, respectively. For the three and six months ended June 30, 2025, "Service revenue" of $142.1 million and $282.4 million, respectively, was replaced with "SaaS and other revenue" of $63.1 million and $129.7 million, respectively. Reconditioning, vehicle inspection and certification and certain transportation revenues that were formerly included within "Service revenue" are now presented as a component of "Auction and related fees." Generally, the revenue included in "SaaS and other revenue" was formerly included within "Service revenue," and is comprised of repossession-related revenue, vehicle research services, simulcast solution revenue and transportation services arranged with our proprietary technology (for vehicles not sold on one of our platforms). This change in revenue categories has no impact on total operating revenues, operating profit or net income. The revenue presentation change only impacts the Marketplace segment and prior year revenues have been revised to conform to the current presentation. The "Purchased vehicle sales" and "Finance revenue" line items remain unchanged.
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

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2026 (Unaudited)
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
The following table summarizes our stock-based compensation expense by type of award (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
PRSUs	$5.5	$1.6	$10.7	$2.1
RSUs	3.0	2.3	7.2	6.0
Service options	—	0.1	—	—
Market options	—	0.1	—	(2.3)
Total stock-based compensation expense	$8.5	$4.1	$17.9	$5.8
PRSUs
In the first six months of 2026, we granted a target amount of approximately 0.3 million PRSUs to certain executive officers of the Company. Three quarters of the PRSUs vest if and to the extent that the Company's cumulative Adjusted EBITDA ("Adjusted EBITDA PRSUs") attains certain specified goals over three years. The other one quarter of the PRSUs vest if and to the extent that the Company's total shareholder return over three years relative to that of companies within the S&P SmallCap 600 ("TSR PRSUs") exceeds certain levels. The amount of PRSUs actually earned and paid in shares of common stock following the performance period will be 0% for below threshold performance, 50% for threshold performance, 100% for target performance and up to 200% for achieving maximum performance or higher. Linear interpolation is used to calculate the percentage of PRSUs earned and paid if performance falls between the levels. The weighted average grant date fair value of the Adjusted EBITDA PRSUs was $29.26 per share, which was determined using the closing price of the Company's common stock on the date of grant. The weighted average grant date fair value of the TSR PRSUs was $40.54 per share and was developed with a Monte Carlo simulation using a multivariate Geometric Brownian Motion.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2026 (Unaudited)
RSUs
In the first six months of 2026, approximately 0.5 million RSUs were granted to certain executive officers and management members of the Company. The RSUs are contingent upon continued employment and generally vest in three equal annual installments. The fair value of RSUs is the value of the Company's common stock at the date of grant and the weighted average grant date fair value of the RSUs was $29.27 per share.
Common Share Repurchase Programs
In October 2019, the board of directors authorized a repurchase of up to $300 million of the Company's outstanding common stock, par value $0.01 per share, which authorization was subsequently amended and extended. In April 2025, the board of directors approved a new share repurchase authorization of up to $250 million of the Company’s outstanding common stock through December 31, 2026. This share repurchase program replaced the 2019 share repurchase program. At June 30, 2026, approximately $156.6 million of the Company's outstanding common stock remained available for repurchase under the 2025 share repurchase program. Repurchases may be made in the open market or through privately negotiated transactions, in accordance with applicable securities laws and regulations, including pursuant to repurchase plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases is subject to market and other conditions. This program does not oblige the Company to repurchase any dollar amount or any number of shares under the authorization, and the program may be suspended, discontinued or modified at any time, for any reason and without notice. For the three and six months ended June 30, 2026, we repurchased and retired 602,100 shares and 1,565,727 shares of common stock, respectively, in the open market at a weighted average price of $36.39 per share and $30.73 per share, respectively, under the 2025 share repurchase program. At June 30, 2026, there was approximately $0.1 million in "Other accrued expenses" on the consolidated balance sheet representing the amount payable for unsettled share repurchases made on the last day of the quarter, June 30, 2026. For the three and six months ended June 30, 2025, we repurchased and retired 413,188 shares of common stock in the open market at a weighted average price of $22.64 per share under the 2025 share repurchase program. For the three months ended March 31, 2025, we repurchased and retired 2,900 shares of common stock in the open market at a weighted average price of $19.98 per share under the 2019 share repurchase program.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2026 (Unaudited)
Note 3—Net Income Per Share
The following table sets forth the computation of net income per share (in millions except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$44.3	$33.4	$93.2	$70.3
Series A Preferred Stock dividends	(3.3)	(11.1)	(8.6)	(22.2)
Net income attributable to participating securities	(3.4)	(5.6)	(9.3)	(12.0)
Net income attributable to common stockholders	$37.6	$16.7	$75.3	$36.1
Weighted average common shares outstanding	114.7	107.5	110.6	107.3
Effect of dilutive stock options and restricted stock awards	2.5	1.1	2.3	1.3
Weighted average common shares outstanding and potential common shares	117.2	108.6	112.9	108.6
Net income per share
Basic	$0.33	$0.16	$0.68	$0.34
Diluted	$0.32	$0.15	$0.67	$0.33
The Company includes participating securities (Series A Preferred Stock) in the computation of net income per share pursuant to the two-class method. The two-class method of calculating net income per share is an allocation method that calculates earnings per share for common stock and participating securities. Under the two-class method, total dividends provided to the holders of the Series A Preferred Stock and undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. The weighted average common shares outstanding used in the basic and diluted net income per share calculations for the three and six months ended June 30, 2026, reflect the additional common shares resulting from the conversion of the remaining Series A Preferred Stock into shares of common stock in May 2026, weighted from the dates of conversion.
The effect of stock options and restricted stock on net income per share-diluted is determined through the application of the treasury stock method, whereby net proceeds received by the Company based on assumed exercises are hypothetically used to repurchase our common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on net income per diluted share, unexercisable market options and PRSUs subject to performance conditions which have not yet been satisfied are excluded from the calculations. No service options were excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2026 and 2025. Approximately 0.3 million market options were excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2026, and approximately 2.3 million market options were excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2025. In addition, approximately 0.5 million PRSUs were excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2026, and approximately 1.1 million PRSUs were excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2025. Total options outstanding at June 30, 2026 and 2025 were 2.3 million and 3.3 million, respectively.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2026 (Unaudited)
Note 4—Finance Receivables and Obligations Collateralized by Finance Receivables
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to a wholly-owned, bankruptcy remote, consolidated, special purpose subsidiary ("AFC Funding Corporation"), established for the purpose of purchasing AFC's finance receivables. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2028. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at June 30, 2026.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables, which expires on January 31, 2028. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$500 million at June 30, 2026. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
The following tables present quantitative information about delinquencies, credit loss charge-offs less recoveries ("net credit losses") and components of securitized financial assets and other related assets managed. For purposes of this illustration, delinquent receivables are defined as receivables 31 days or more past due.

	June 30, 2026		Net Credit Losses Three Months Ended June 30, 2026	Net Credit Losses Six Months Ended June 30, 2026
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,622.5	$15.1	$7.5	$14.6
Other loans	—	—	—	—
Total receivables managed	$2,622.5	$15.1	$7.5	$14.6
Accrued interest and fees	28.6
Allowance for credit losses	(30.0)
Finance receivables, net	$2,621.1

	December 31, 2025		Net Credit Losses Three Months Ended June 30, 2025	Net Credit Losses Six Months Ended June 30, 2025
	Total Amount of:
(in millions)	Receivables	Receivables Delinquent
Floorplan receivables	$2,423.5	$9.3	$7.3	$15.6
Other loans	—	—	3.0	3.0
Total receivables managed	$2,423.5	$9.3	$10.3	$18.6
Accrued interest and fees	29.4
Allowance for credit losses	(27.5)
Finance receivables, net	$2,425.4

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2026 (Unaudited)
The following is a summary of the changes in the allowance for credit losses related to finance receivables (in millions):

	June 30, 2026	June 30, 2025
Allowance for Credit Losses
Balance at December 31	$27.5	$19.8
Provision for credit losses	17.2	17.5
Recoveries	4.3	4.4
Less charge-offs	(18.9)	(23.0)
Other	(0.1)	0.3
Balance at end of period	$30.0	$19.0
As of June 30, 2026 and December 31, 2025, finance receivables (inclusive of accrued interest and fees) totaling $2,643.8 million and $2,448.2 million, respectively, served as security for the obligations collateralized by finance receivables. In addition, a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables was also maintained as security. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. The amount above for December 31, 2025, reflects the correction of an error from the $2,803.5 million previously disclosed in the 2025 Form 10-K. Obligations collateralized by finance receivables consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Obligations collateralized by finance receivables, gross	$1,897.1	$1,771.7
Unamortized securitization issuance costs	(10.1)	(13.4)
Obligations collateralized by finance receivables	$1,887.0	$1,758.3
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Agreement. At June 30, 2026, we were in compliance with the covenants in the securitization agreements.
Note 5—Goodwill and Other Intangible Assets
Goodwill consisted of the following (in millions):

	Marketplace	Finance	Total
Balance at December 31, 2025 (1)(2)	$1,002.6	$240.9	$1,243.5
Foreign currency	(7.4)	—	(7.4)
Balance at June 30, 2026 (1)(2)	$995.2	$240.9	$1,236.1
(1) Marketplace amounts are net of accumulated goodwill impairment charges of $250.8 million at June 30, 2026 and December 31, 2025.
(2) Finance amounts are net of accumulated goodwill impairment charges of $161.5 million at June 30, 2026 and December 31, 2025.
Goodwill represents the excess cost over fair value of identifiable net assets of businesses acquired. The Company tests goodwill and indefinite-lived tradenames for impairment at the reporting unit level annually during the second quarter, or more frequently if events or changes in circumstances indicate that impairment may exist. No impairment was identified during the annual impairment assessment in the second quarter of 2026 nor at any other point in 2026.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2026 (Unaudited)
Note 6—Long-Term Debt
Long-term debt consisted of the following (in millions):

	Interest Rate*		Maturity	June 30, 2026	December 31, 2025
2025 Incremental Term Loans	Adjusted Term SOFR	+ 2.50%	October 8, 2032	$547.2	$550.0
Revolving Credit Facility	Adjusted Term SOFR	+ 2.25%	June 23, 2028	—	—
Canadian Revolving Credit Facility	Adjusted Term CORRA	+ 2.50%	June 23, 2028	—	—
European lines of credit	Euribor	+ 1.25%	Repayable upon demand	—	—
Total debt				$547.2	$550.0
*The interest rates presented in the table above represent the rates in place at June 30, 2026. There were no short-term borrowings outstanding at June 30, 2026 or December 31, 2025.
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
The obligations of the Company under the 2025 Incremental Term Loans and the Revolving Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors") and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors, including but not limited to: (a) pledges of and first priority security interests in 100% of the equity interests of certain of the Company's and the Subsidiary Guarantors' domestic subsidiaries and 65% of the equity interests of certain of the Company's and the Subsidiary Guarantors' first tier foreign subsidiaries and (b) first priority security interests in substantially all other assets of the Company and each Subsidiary Guarantor, subject to certain exceptions. The Credit Agreement contains affirmative and negative covenants that we believe are usual and customary for a senior secured credit agreement. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments and transactions with our affiliates. The Credit Agreement also requires us to maintain a maximum Consolidated Senior Secured Net Leverage Ratio, not to exceed 3.5 as of the last day of each fiscal quarter on which any loans under the Revolving Credit Facilities are outstanding. We were in compliance with the applicable covenants in the Credit Agreement at June 30, 2026.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2026 (Unaudited)
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
Debt discounts and issuance costs are presented as a direct reduction from the amount of the related debt liability to arrive at the carrying amount. Unamortized debt discounts and issuance costs totaled $12.5 million and $14.4 million at June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026 and December 31, 2025, there were no borrowings on the Revolving Credit Facilities. We had related outstanding letters of credit in the aggregate amount of $42.6 million at June 30, 2026 and December 31, 2025, which reduce the amount available for borrowings under the Revolving Credit Facilities. As of June 30, 2026 there was an additional $405.7 million available for borrowing under the Revolving Credit Facilities. When drawn upon, the Revolving Credit Facilities are classified as current debt based on the Company’s past practice of using the Revolving Credit Facilities for short term borrowings. However, the terms of the Revolving Credit Facilities do not require repayment until June 23, 2028.
European Lines of Credit
OPENLANE Europe has lines of credit aggregating $45.7 million (€40 million). The lines of credit had an aggregate $0.0 million of borrowings outstanding at June 30, 2026 and December 31, 2025. The lines of credit are secured by certain inventory and receivables at OPENLANE Europe subsidiaries.
Fair Value of Debt
As of June 30, 2026 and December 31, 2025, the estimated fair value of our long-term debt amounted to $548.6 million and $550.0 million, respectively. The estimates of fair value were based on broker-dealer quotes (Level 2 inputs) for our debt as of June 30, 2026 and December 31, 2025. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2026 (Unaudited)
Note 7—Other Income, Net
Other income, net consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Realized gain on investment securities	$(1.3)	$—	$(1.3)	$—
Foreign currency gains	(1.2)	(5.6)	(1.2)	(8.9)
Other	(1.1)	(1.8)	(2.7)	(3.5)
Other income, net	$(3.6)	$(7.4)	$(5.2)	$(12.4)
Fair Value Measurement of Investments
The Company invests in certain early-stage automotive companies and funds that relate to the automotive industry. We believe these investments have resulted in the expansion of relationships in the vehicle remarketing industry. As of June 30, 2026, the Company had no investment securities measured at fair value (based on quoted market prices for identical assets or Level 1 of the fair value hierarchy). ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Other investments held of $30.1 million do not have readily determinable fair values and the Company has elected to apply the measurement alternative to these investments and present them at cost. Investments are reported in "Other assets" in the accompanying consolidated balance sheets. Realized and unrealized gains and losses are reported in "Other income, net" in the consolidated statements of income.
Note 8—Convertible Preferred Stock
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
In October 2025, OPENLANE completed the repurchase of 334,028 shares of the Series A Preferred Stock from affiliates of Apax and Periphas for an aggregate repurchase price of approximately $559.3 million. The repurchased shares of Series A Preferred Stock were subsequently canceled. OPENLANE recorded a deemed dividend of approximately $242.2 million that reduced income (loss) from continuing operations attributable to common stockholders in 2025. The deemed dividend was calculated as the difference between the repurchase price (inclusive of $5.6 million in excise tax which was paid in the second quarter of 2026) and the carrying amount. The shares of Series A Preferred Stock were repurchased primarily with proceeds from the 2025 Incremental Term Loans.
In May 2026, the holders of the Series A Preferred Stock elected to convert the remaining 300,277 shares of Series A Preferred Stock into 17,103,116 shares of common stock (the "Conversion") pursuant to the Certificate of Designations of the Series A Preferred Stock (a non-cash transaction), which included approximately $3.3 million in accrued dividends through the dates of conversion.
Following the Conversion, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware eliminating the Series A Preferred Stock, and the shares that were designated as Series A Preferred Stock were returned to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series. As such, at June 30, 2026, there were no Series A Preferred Stock shares outstanding and the related temporary equity balance was reduced to zero. The $289.8 million previously classified as temporary equity on the consolidated balance sheet was reclassified to stockholders' equity in connection with the conversion. At June 30, 2026, there were 100,000,000 shares of preferred stock authorized and unissued with a par value of $0.01 per share.

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2026 (Unaudited)
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

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2026 (Unaudited)
Financial information regarding our reportable segments is set forth below for the three months ended June 30, 2026 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$447.3	$107.3	$554.6
Operating expenses
Cost of services (exclusive of depreciation and amortization)	288.0	18.4	306.4
Finance interest expense	—	25.7	25.7
Provision for credit losses	1.4	7.5	8.9
Selling, general and administrative	109.9	13.9	123.8
Depreciation and amortization	19.1	3.2	22.3
Total operating expenses			487.1
Operating profit	28.9	38.6	67.5
Interest expense			10.0
Other income, net			(3.6)
Income before income taxes			61.1
Income taxes			16.8
Net income			$44.3

Financial information regarding our reportable segments is set forth below for the three months ended June 30, 2025 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$375.5	$106.2	$481.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	236.6	17.8	254.4
Finance interest expense	—	26.9	26.9
Provision for credit losses	0.2	8.5	8.7
Selling, general and administrative	99.9	14.4	114.3
Depreciation and amortization	19.9	3.1	23.0
Loss on sale of property	7.0	—	7.0
Total operating expenses			434.3
Operating profit	11.9	35.5	47.4
Interest expense			3.1
Other income, net			(7.4)
Income before income taxes			51.7
Income taxes			18.3
Net income			$33.4

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2026 (Unaudited)
Financial information regarding our reportable segments is set forth below as of and for the six months ended June 30, 2026 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$868.8	$213.7	$1,082.5
Operating expenses
Cost of services (exclusive of depreciation and amortization)	542.2	35.9	578.1
Finance interest expense	—	50.5	50.5
Provision for credit losses	2.0	17.2	19.2
Selling, general and administrative	220.0	28.2	248.2
Depreciation and amortization	38.8	6.4	45.2
Total operating expenses			941.2
Operating profit	65.8	75.5	141.3
Interest expense			20.1
Other income, net			(5.2)
Income before income taxes			126.4
Income taxes			33.2
Net income			$93.2
Total assets	$2,036.2	$2,970.2	$5,006.4
Capital expenditures	$25.3	$1.6	$26.9

Financial information regarding our reportable segments is set forth below as of and for the six months ended June 30, 2025 (in millions):

	Marketplace	Finance	Consolidated
Operating revenues	$726.7	$215.1	$941.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	461.1	34.9	496.0
Finance interest expense	—	54.5	54.5
Provision for credit losses	0.5	17.5	18.0
Selling, general and administrative	194.6	26.9	221.5
Depreciation and amortization	39.6	6.1	45.7
Loss on sale of property	7.0	—	7.0
Total operating expenses			842.7
Operating profit	23.9	75.2	99.1
Interest expense			7.1
Other income, net			(12.4)
Income before income taxes			104.4
Income taxes			34.1
Net income			$70.3
Total assets	$1,924.7	$2,713.6	$4,638.3
Capital expenditures	$24.2	$1.9	$26.1

OPENLANE, Inc.
Condensed Notes to Consolidated Financial Statements (Continued)
June 30, 2026 (Unaudited)
Geographic Information
Our foreign operations include Canada, Continental Europe and the U.K. Approximately 58% and 56% of our foreign operating revenues were from Canada for the three and six months ended June 30, 2026, respectively, and approximately 53% of our foreign operating revenues were from Canada for the three and six months ended June 30, 2025. Most of the remaining foreign operating revenues were generated from Continental Europe. Long-lived assets are defined as long-term assets other than financial instruments and deferred tax assets. Information regarding the geographic areas of our operations is set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenues
U.S.	$339.2	$272.6	$656.7	$542.9
Foreign	215.4	209.1	425.8	398.9
	$554.6	$481.7	$1,082.5	$941.8

	June 30, 2026	December 31, 2025
Long-lived assets
U.S.	$919.4	$935.0
Foreign	719.5	735.9
	$1,638.9	$1,670.9
Note 11—Subsequent Event
In July 2026, we repurchased and retired 133,188 shares of common stock in the open market at a weighted average price of $40.06 per share, aggregating $5.3 million, pursuant to the 2025 share repurchase program described in Note 2.

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
However, macroeconomic and geopolitical factors, including the conflict with Iran and inflationary pressures, interest rates, volatility of oil and natural gas prices and consumer confidence continue to impact the affordability and demand for new and used vehicles. In addition, increases in fuel prices, including as a result of the conflict with Iran, have increased transportation and logistics costs for the wholesale used vehicle industry. Further, the continuously evolving tariff and trade environment continues to be a source of uncertainty in the automotive industry. Due to their evolving nature, we cannot predict whether or for how long certain trends will continue, nor to what degree these trends will impact us in the future.
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

Results of Operations
Overview of Results of OPENLANE, Inc. for the Three Months Ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(Dollars in millions except per share amounts)	2026	2025
Revenues
Auction and related fees	$259.0	$213.9
SaaS and other revenue	73.4	63.1
Purchased vehicle sales	114.9	98.5
Finance revenue	107.3	106.2
Total operating revenues	554.6	481.7
Operating expenses
Cost of services (exclusive of depreciation and amortization)	306.4	254.4
Finance interest expense	25.7	26.9
Provision for credit losses	8.9	8.7
Selling, general and administrative	123.8	114.3
Depreciation and amortization	22.3	23.0
Loss on sale of property	—	7.0
Total operating expenses	487.1	434.3
Operating profit	67.5	47.4
Interest expense	10.0	3.1
Other income, net	(3.6)	(7.4)
Income before income taxes	61.1	51.7
Income taxes	16.8	18.3
Net income	$44.3	$33.4
Amounts attributable to common stockholders
Net income	$44.3	$33.4
Series A Preferred Stock dividends	(3.3)	(11.1)
Net income attributable to participating securities	(3.4)	(5.6)
Net income attributable to common stockholders	$37.6	$16.7
Net income per share
Basic	$0.33	$0.16
Diluted	$0.32	$0.15
Overview
For the three months ended June 30, 2026, we had revenue of $554.6 million compared with revenue of $481.7 million for the three months ended June 30, 2025, an increase of 15%. For a further discussion of our operating results, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $0.7 million, or 3%, to $22.3 million for the three months ended June 30, 2026, compared with $23.0 million for the three months ended June 30, 2025. The decrease in depreciation and amortization was primarily the result of assets that have become fully amortized and depreciated.
Interest Expense
Interest expense increased $6.9 million, or 223%, to $10.0 million for the three months ended June 30, 2026, compared with $3.1 million for the three months ended June 30, 2025. The increase in interest expense was primarily the result of new term loan borrowings in the fourth quarter of 2025, partially offset by the repayment of the senior notes in the second quarter of 2025.

Other Income, Net
For the three months ended June 30, 2026, we had other income of $3.6 million compared with $7.4 million for the three months ended June 30, 2025. The decrease in other income was primarily attributable to a decrease in foreign currency gains on intercompany balances of $4.4 million and a net decrease in other miscellaneous items aggregating $0.7 million, primarily a decrease in interest income, partially offset by a $1.3 million realized gain on investment securities.
Income Taxes
We had an effective tax rate of 27.5% for the three months ended June 30, 2026, compared with an effective tax rate of 35.4% for the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2025 was unfavorably impacted by an increase in the valuation allowance related to 2025 current year movement of the adjusted U.S. net deferred tax asset.
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
Impact of Foreign Currency
For the three months ended June 30, 2026 compared with the three months ended June 30, 2025, the change in the euro exchange rate increased revenue by $2.1 million, operating profit by $0.1 million and net income by $0.1 million. For the three months ended June 30, 2026 compared with the three months ended June 30, 2025, the change in the Canadian dollar exchange rate had no effect on revenue, operating profit and net income.

Marketplace Results

	Three Months Ended June 30,
(Dollars in millions, except GMV)	2026	2025
Auction and related fees	$259.0	$213.9
SaaS and other revenue	73.4	63.1
Purchased vehicle sales	114.9	98.5
Total Marketplace revenue	447.3	375.5
Cost of services*	305.8	254.9
Gross profit	141.5	120.6
Provision for credit losses	1.4	0.2
Selling, general and administrative	109.9	99.9
Depreciation and amortization	1.3	1.6
Loss on sale of property	—	7.0
Operating profit	$28.9	$11.9
Commercial vehicles sold	276,000	198,000
Dealer consignment vehicles sold	205,000	182,000
Total vehicles sold	481,000	380,000
GMV (in billions)	$10.5	$7.5
Auction and related fees yield	2.5%	2.9%
* Includes depreciation and amortization
Total Marketplace Revenue
Revenue from the Marketplace segment increased $71.8 million, or 19%, to $447.3 million for the three months ended June 30, 2026, compared with $375.5 million for the three months ended June 30, 2025. The increase in revenue was primarily attributable to the 27% increase in the number of vehicles sold. For the three months ended June 30, 2026, there were increases in auction and related fees, purchased vehicle sales and SaaS and other revenue. The change in revenue included the impact of an increase in revenue of $2.1 million due to fluctuations in the euro exchange rate.
The 27% increase in the number of vehicles sold was comprised of a 39% increase in commercial vehicles sold and a 13% increase in dealer consignment vehicles sold. The increase in commercial vehicles sold was primarily due to the onboarding of a new private label customer and an increase in off-lease vehicles sold. The GMV of vehicles sold for the three months ended June 30, 2026 and 2025 was approximately $10.5 billion and $7.5 billion, respectively. The year-over-year increase in GMV for the three months ended June 30, 2026 was driven by the increase in vehicles sold and an increase in the average value of vehicles sold.
Auction and Related Fees
Auction and related fees increased $45.1 million, or 21%, to $259.0 million for the three months ended June 30, 2026, compared with $213.9 million for the three months ended June 30, 2025. Yield represents auction and related fees divided by GMV. Yield decreased 40 basis points to 2.5% for the three months ended June 30, 2026, compared with 2.9% for the three months ended June 30, 2025. The year-over-year decrease in consolidated yield for the three months ended June 30, 2026, was driven by an increased mix of commercial vehicles which carry lower yields than the consolidated average, as well as an increase in the average value of vehicles sold.
SaaS and Other Revenue
SaaS and other revenue increased $10.3 million, or 16%, to $73.4 million for the three months ended June 30, 2026, compared with $63.1 million for the three months ended June 30, 2025, primarily as a result of increases in SaaS revenues of $5.4 million, other repossession revenue of $4.8 million and other miscellaneous revenues aggregating approximately $0.1 million.

Purchased Vehicle Sales
The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold, which represent approximately 2% of total vehicles sold. Purchased vehicle sales increased $16.4 million, or 17%, to $114.9 million for the three months ended June 30, 2026, compared with $98.5 million for the three months ended June 30, 2025, primarily as a result of an increase in the number of purchased vehicles sold in the U.S. marketplace, partially offset by a decrease in the average selling price of purchased vehicles sold in the U.S. marketplace, and further offset by a decrease in the number of purchased vehicles sold in Europe, partially offset by an increase in the average selling price of purchased vehicles sold in Europe.
Gross Profit
For the three months ended June 30, 2026, gross profit from the Marketplace segment increased $20.9 million, or 17%, to $141.5 million, compared with $120.6 million for the three months ended June 30, 2025. Gross profit improvements were driven by a $17.1 million net increase in auction and service volumes (which is net of a decrease resulting from a higher mix of commercial vehicles sold and partially offset by $4.9 million of transportation margin compression). The gross profit improvement also included a $2.7 million increase from pricing and a $1.5 million benefit resulting from the absence of Canadian DST expense for the current period (see below). These improvements were partially offset by a decrease in other miscellaneous items aggregating $0.4 million.
Gross profit from the Marketplace segment was 31.6% of revenue for the three months ended June 30, 2026, compared with 32.1% of revenue for the three months ended June 30, 2025. Gross profit as a percentage of revenue decreased for the three months ended June 30, 2026 as compared with the three months ended June 30, 2025, primarily due to reduced margins in transportation services as a result of elevated fuel prices in North America, and an increase in purchased vehicle sales, partially offset by higher pricing and increased auction and service volumes.
As of March 31, 2026, the Company recorded a receivable of $10.0 million (C$13.9 million) within trade receivables on the consolidated balance sheet, representing the refund due for amounts previously remitted to the Canada Revenue Agency for the repeal of the Canadian Digital Services Tax in March 2026. In the second quarter of 2026, the Company received the full cash refund.
Provision for Credit Losses
Provision for credit losses from the Marketplace segment increased $1.2 million, or 600%, to $1.4 million for the three months ended June 30, 2026, compared with $0.2 million for the three months ended June 30, 2025, mainly as a result of growth in the Marketplace business.
Selling, General and Administrative
Selling, general and administrative expenses from the Marketplace segment increased $10.0 million, or 10%, to $109.9 million for the three months ended June 30, 2026, compared with $99.9 million for the three months ended June 30, 2025, primarily as a result of increases in sales-related expenses of $3.8 million, stock-based compensation of $3.4 million, compensation expense of $1.9 million, professional fees of $1.1 million and other miscellaneous expenses aggregating $1.2 million, partially offset by a decrease in severance of $1.4 million.
Loss on Sale of Property
In April 2025, the Company closed on the sale of excess property in Montreal that was originally purchased as part of the December 2023 Manheim Canada acquisition. This transaction resulted in a loss on sale of approximately $7.0 million in the second quarter of 2025.

Finance Results

	As of and for the
	Three Months Ended June 30,
(Dollars in millions)	2026	2025
Finance revenue
Interest revenue	$56.5	$55.2
Fee and other revenue	50.8	51.0
Total Finance revenue	107.3	106.2
Finance interest expense	25.7	26.9
Net Finance margin	81.6	79.3
Finance provision for credit losses	7.5	8.5
Cost of services (exclusive of depreciation and amortization)	18.4	17.8
Selling, general and administrative	13.9	14.4
Depreciation and amortization	3.2	3.1
Operating profit	$38.6	$35.5
Portfolio Performance Information
Floorplans originated	277,000	264,000
Floorplans curtailed*	147,000	145,000
Total loan transaction units	424,000	409,000
Total receivables managed	$2,622.5	$2,347.4
Average receivables managed**	$2,559.2	$2,337.7
Allowance for credit losses	$30.0	$19.0
Allowance for credit losses as a percentage of total receivables managed	1.1%	0.8%
Annualized finance provision for credit losses as a percentage of average receivables managed	1.2%	1.5%
Receivables delinquent as a percentage of total receivables managed	0.6%	0.3%
* Floorplans curtailed represent existing loans that customers opt to extend beyond the initial term upon the customer making a partial principal payment and payment of accrued interest and fees.
** Average receivables managed is calculated based on the daily ending balance of total receivables managed.

Yields (Annualized)	Three Months Ended June 30,
% of Average Receivables Managed	2026	2025
Finance revenue yield
Interest revenue	8.9%	9.5%
Fee and other revenue	7.9%	8.7%
Total Finance revenue yield	16.8%	18.2%
Finance interest expense	4.0%	4.6%
Net Finance margin	12.8%	13.6%
Revenue
For the three months ended June 30, 2026, the Finance segment revenue increased $1.1 million, or 1%, to $107.3 million, compared with $106.2 million for the three months ended June 30, 2025. The increase in revenue was primarily the result of a 4% increase in loan transaction units (vehicle finance transactions) and an increase in loan values, partially offset by decreases in interest yields driven by a decrease in average prime rates.

Finance Interest Expense
For the three months ended June 30, 2026, finance interest expense decreased $1.2 million, or 4%, to $25.7 million, compared with $26.9 million for the three months ended June 30, 2025. The decrease in finance interest expense was attributable to an approximately 0.6% decrease in the average interest rate on the securitization obligations, partially offset by an increase in the average balance on the AFC securitization obligations.
Net Finance Margin (Annualized)
For the three months ended June 30, 2026, the net Finance margin percent decreased 0.8% to 12.8%, compared with 13.6% for the three months ended June 30, 2025. The decrease was attributable to a 0.8% decrease in fee and other revenue yield driven by increasing loan values and other fee changes. The net interest yield was 4.9% for the three months ended June 30, 2026 and 2025.
Finance Provision for Credit Losses
For the three months ended June 30, 2026, the finance provision for credit losses decreased $1.0 million, or 12%, to $7.5 million, compared with $8.5 million for the three months ended June 30, 2025. The provision for credit losses decreased to 1.2% of the average receivables managed for the three months ended June 30, 2026 from 1.5% for the three months ended June 30, 2025. The provision for credit losses is expected to be approximately 2% or under, on a long-term basis, of the average receivables managed balance. However, the actual losses in any particular quarter or year could deviate from this range.
Cost of Services
For the three months ended June 30, 2026, cost of services for the Finance segment increased $0.6 million, or 3%, to $18.4 million, compared with $17.8 million for the three months ended June 30, 2025. The increase in cost of services was primarily the result of an increase in compensation expense of $1.1 million, partially offset by a decrease in inventory audit expense of $0.5 million.
Selling, General and Administrative
Selling, general and administrative expenses for the Finance segment decreased $0.5 million, or 3%, to $13.9 million for the three months ended June 30, 2026, compared with $14.4 million for the three months ended June 30, 2025 primarily as a result of decreases in compensation expense of $0.4 million, incentive-based compensation of $0.3 million, postage expense of $0.3 million and other miscellaneous expenses aggregating $0.5 million, partially offset by an increase in stock-based compensation of $1.0 million.
Select Finance Balance Sheet Items

(Dollars in millions)	June 30, 2026	December 31, 2025
Tangible Assets
Total assets	$2,970.2	$2,763.6
Intangible assets	257.2	258.2
Tangible assets	$2,713.0	$2,505.4

Tangible parent equity
Total parent equity***	$821.7	$792.6
Intangible assets	257.2	258.2
Tangible parent equity***	$564.5	$534.4
*** Parent equity represents OPENLANE's net investment in AFC. Tangible parent equity is a non-GAAP measure of AFC's capital.

Overview of Results of OPENLANE, Inc. for the Six Months Ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(Dollars in millions except per share amounts)	2026	2025
Revenues
Auction and related fees	$500.8	$412.8
SaaS and other revenue	140.9	129.7
Purchased vehicle sales	227.1	184.2
Finance revenue	213.7	215.1
Total operating revenues	1,082.5	941.8
Operating expenses
Cost of services (exclusive of depreciation and amortization)	578.1	496.0
Finance interest expense	50.5	54.5
Provision for credit losses	19.2	18.0
Selling, general and administrative	248.2	221.5
Depreciation and amortization	45.2	45.7
Loss on sale of property	—	7.0
Total operating expenses	941.2	842.7
Operating profit	141.3	99.1
Interest expense	20.1	7.1
Other income, net	(5.2)	(12.4)
Income before income taxes	126.4	104.4
Income taxes	33.2	34.1
Net income	$93.2	$70.3
Amounts attributable to common stockholders
Net income	$93.2	$70.3
Series A Preferred Stock dividends	(8.6)	(22.2)
Net income attributable to participating securities	(9.3)	(12.0)
Net income attributable to common stockholders	$75.3	$36.1
Net income per share
Basic	$0.68	$0.34
Diluted	$0.67	$0.33
Overview
For the six months ended June 30, 2026, we had revenue of $1,082.5 million compared with revenue of $941.8 million for the six months ended June 30, 2025, an increase of 15%. For a further discussion of our operating results, see the segment results discussions below.
Depreciation and Amortization
Depreciation and amortization decreased $0.5 million, or 1%, to $45.2 million for the six months ended June 30, 2026, compared with $45.7 million for the six months ended June 30, 2025. The decrease in depreciation and amortization was primarily the result of assets that have become fully amortized and depreciated.
Interest Expense
Interest expense increased $13.0 million, or 183%, to $20.1 million for the six months ended June 30, 2026, compared with $7.1 million for the six months ended June 30, 2025. The increase in interest expense was primarily the result of new term loan borrowings in the fourth quarter of 2025, partially offset by the repayment of the senior notes in the second quarter of 2025.

Other Income, Net
For the six months ended June 30, 2026, we had other income of $5.2 million compared with $12.4 million for the six months ended June 30, 2025. The decrease in other income was primarily attributable to a decrease in foreign currency gains on intercompany balances of $7.7 million and a net decrease in other miscellaneous items aggregating $0.8 million, primarily a decrease in interest income, partially offset by a $1.3 million realized gain on investment securities.
Income Taxes
We had an effective tax rate of 26.3% for the six months ended June 30, 2026, compared with an effective tax rate of 32.7% for the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2025 was unfavorably impacted by an increase in the valuation allowance related to 2025 current year movement of the adjusted U.S. net deferred tax asset.
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
Impact of Foreign Currency
For the six months ended June 30, 2026 compared with the six months ended June 30, 2025, the change in the euro exchange rate increased revenue by $11.3 million, operating profit by $0.7 million and net income by $0.5 million. For the six months ended June 30, 2026 compared with the six months ended June 30, 2025, the change in the Canadian dollar exchange rate increased revenue by $4.9 million, operating profit by $1.9 million and net income by $1.0 million.

Marketplace Results

	Six Months Ended June 30,
(Dollars in millions, except GMV)	2026	2025
Auction and related fees	$500.8	$412.8
SaaS and other revenue	140.9	129.7
Purchased vehicle sales	227.1	184.2
Total Marketplace revenue	868.8	726.7
Cost of services*	578.0	497.4
Gross profit	290.8	229.3
Provision for credit losses	2.0	0.5
Selling, general and administrative	220.0	194.6
Depreciation and amortization	3.0	3.3
Loss on sale of property	—	7.0
Operating profit	$65.8	$23.9
Commercial vehicles sold	514,000	389,000
Dealer consignment vehicles sold	399,000	354,000
Total vehicles sold	913,000	743,000
GMV (in billions)	$19.6	$14.4
Auction and related fees yield	2.6%	2.9%
* Includes depreciation and amortization
Total Marketplace Revenue
Revenue from the Marketplace segment increased $142.1 million, or 20%, to $868.8 million for the six months ended June 30, 2026, compared with $726.7 million for the six months ended June 30, 2025. The increase in revenue was primarily attributable to the 23% increase in the number of vehicles sold. For the six months ended June 30, 2026, there were increases in auction and related fees, purchased vehicle sales and SaaS and other revenue. The change in revenue included the impact of an increase in revenue of $15.2 million due to fluctuations in the euro and Canadian dollar exchange rates.
The 23% increase in the number of vehicles sold was comprised of a 32% increase in commercial vehicles sold and a 13% increase in dealer consignment vehicles sold. The increase in commercial vehicles sold was primarily due to the onboarding of a new private label customer and an increase in off-lease vehicles sold. The GMV of vehicles sold for the six months ended June 30, 2026 and 2025 was approximately $19.6 billion and $14.4 billion, respectively. The year-over-year increase in GMV for the six months ended June 30, 2026 was driven by the increase in vehicles sold and an increase in the average value of vehicles sold.
Auction and Related Fees
Auction and related fees increased $88.0 million, or 21%, to $500.8 million for the six months ended June 30, 2026, compared with $412.8 million for the six months ended June 30, 2025. Yield represents auction and related fees divided by GMV. Yield decreased 30 basis points to 2.6% for the six months ended June 30, 2026, compared with 2.9% for the six months ended June 30, 2025. The year-over-year decrease in consolidated yield for the six months ended June 30, 2026, was driven by an increased mix of commercial vehicles which carry lower yields than the consolidated average, as well as an increase in the average value of vehicles sold.
SaaS and Other Revenue
SaaS and other revenue increased $11.2 million, or 9%, to $140.9 million for the six months ended June 30, 2026, compared with $129.7 million for the six months ended June 30, 2025, primarily as a result of increases in SaaS revenues of $6.6 million and other repossession revenue of $5.1 million, partially offset by net decreases in other miscellaneous revenues aggregating approximately $0.5 million.

Purchased Vehicle Sales
The entire selling and purchase price of the vehicle is recorded as revenue and cost of services for purchased vehicles sold, which represent approximately 2% of total vehicles sold. Purchased vehicle sales increased $42.9 million, or 23%, to $227.1 million for the six months ended June 30, 2026, compared with $184.2 million for the six months ended June 30, 2025, primarily as a result of an increase in the number of purchased vehicles sold in the U.S. marketplace.
Gross Profit
For the six months ended June 30, 2026, gross profit from the Marketplace segment increased $61.5 million, or 27%, to $290.8 million, compared with $229.3 million for the six months ended June 30, 2025. Gross profit improvements were driven by a $32.2 million net increase in auction and service volumes (which is net of a decrease resulting from a higher mix of commercial vehicles sold and partially offset by $5.9 million of transportation margin compression). The gross profit improvement also included an $18.8 million benefit related to the rescission of the digital services tax in Canada (see below), which includes a $15.9 million reversal of previously recognized expense and a $2.9 million benefit from the absence of expense for the current period. Additional drivers include a $12.0 million increase from pricing, partially offset by a decrease in other miscellaneous items aggregating $1.5 million.
Gross profit from the Marketplace segment was 33.5% of revenue for the six months ended June 30, 2026, compared with 31.6% of revenue for the six months ended June 30, 2025. Gross profit as a percentage of revenue increased for the six months ended June 30, 2026 as compared with the six months ended June 30, 2025, primarily due to the reversal of the Canadian digital services tax, higher pricing and increased auction and service volumes, partially offset by reduced margins in transportation services as a result of elevated fuel prices in North America in the second quarter of 2026. The $18.8 million benefit related to the rescission of the Canadian digital service tax increased gross profit as a percentage of revenue by 2.2%.
On June 28, 2024, Canada enacted a new 3% Digital Services Tax (“Canadian DST”) on certain online revenues, including online marketplace service revenues, of companies with consolidated revenues of at least €750 million. On March 26, 2026, Canada enacted a bill (C-15) including the repeal of the Canadian DST. This repeal is retroactive and applies to all periods since the tax's original inception. Consequently, the Company recorded an expense reversal of $15.9 million in the first quarter of 2026 (representing expense recorded in 2025 and prior periods, of which $2.9 million was recorded as expense in the first six months of 2025). As of March 31, 2026, the Company recorded a receivable of $10.0 million (C$13.9 million) within trade receivables on the consolidated balance sheet, representing the refund due for amounts previously remitted to the Canada Revenue Agency. In the second quarter of 2026, the Company received the full cash refund.
Provision for Credit Losses
Provision for credit losses from the Marketplace segment increased $1.5 million, or 300%, to $2.0 million for the six months ended June 30, 2026, compared with $0.5 million for the six months ended June 30, 2025, mainly as a result of growth in the Marketplace business.
Selling, General and Administrative
Selling, general and administrative expenses from the Marketplace segment increased $25.4 million, or 13%, to $220.0 million for the six months ended June 30, 2026, compared with $194.6 million for the six months ended June 30, 2025, primarily as a result of increases in stock-based compensation of $9.6 million, sales-related expenses of $6.5 million, compensation expense of $4.9 million, travel expenses of $1.8 million, incentive-based compensation of $1.5 million, information technology costs of $1.0 million, supplies expense of $0.9 million, fluctuations in the Canadian exchange rate of $0.9 million and other miscellaneous expenses aggregating $0.4 million, partially offset by a decrease in severance of $2.1 million.
Loss on Sale of Property
In April 2025, the Company closed on the sale of excess property in Montreal that was originally purchased as part of the December 2023 Manheim Canada acquisition. This transaction resulted in a loss on sale of approximately $7.0 million in the second quarter of 2025.

Finance Results

	As of and for the
	Six Months Ended June 30,
(Dollars in millions)	2026	2025
Finance revenue
Interest revenue	$111.4	$112.4
Fee and other revenue	102.3	102.7
Total Finance revenue	213.7	215.1
Finance interest expense	50.5	54.5
Net Finance margin	163.2	160.6
Finance provision for credit losses	17.2	17.5
Cost of services (exclusive of depreciation and amortization)	35.9	34.9
Selling, general and administrative	28.2	26.9
Depreciation and amortization	6.4	6.1
Operating profit	$75.5	$75.2
Portfolio Performance Information
Floorplans originated	539,000	528,000
Floorplans curtailed*	315,000	315,000
Total loan transaction units	854,000	843,000
Total receivables managed	$2,622.5	$2,347.4
Average receivables managed**	$2,501.7	$2,350.8
Allowance for credit losses	$30.0	$19.0
Allowance for credit losses as a percentage of total receivables managed	1.1%	0.8%
Annualized finance provision for credit losses as a percentage of average receivables managed	1.4%	1.5%
Receivables delinquent as a percentage of total receivables managed	0.6%	0.3%
* Floorplans curtailed represent existing loans that customers opt to extend beyond the initial term upon the customer making a partial principal payment and payment of accrued interest and fees.
** Average receivables managed is calculated based on the daily ending balance of total receivables managed.

Yields (Annualized)	Six Months Ended June 30,
% of Average Receivables Managed	2026	2025
Finance revenue yield
Interest revenue	9.0%	9.6%
Fee and other revenue	8.2%	8.8%
Total Finance revenue yield	17.2%	18.4%
Finance interest expense	4.0%	4.6%
Net Finance margin	13.2%	13.8%
Revenue
For the six months ended June 30, 2026, the Finance segment revenue decreased $1.4 million, or 1%, to $213.7 million, compared with $215.1 million for the six months ended June 30, 2025. The decrease in revenue was primarily the result of decreases in interest yields driven by a decrease in average prime rates, partially offset by an increase in loan values and a 1% increase in loan transaction units (vehicle finance transactions).

Finance Interest Expense
For the six months ended June 30, 2026, finance interest expense decreased $4.0 million, or 7%, to $50.5 million, compared with $54.5 million for the six months ended June 30, 2025. The decrease in finance interest expense was attributable to an approximately 0.7% decrease in the average interest rate on the securitization obligations, partially offset by an increase in the average balance on the AFC securitization obligations.
Net Finance Margin (Annualized)
For the six months ended June 30, 2026, the net Finance margin percent decreased 0.6% to 13.2%, compared with 13.8% for the six months ended June 30, 2025. The decrease was attributable to a 0.6% decrease in fee and other revenue yield driven by increasing loan values and other fee changes. The net interest yield was approximately 5.0% for the six months ended June 30, 2026 and 2025.
Finance Provision for Credit Losses
For the six months ended June 30, 2026, the finance provision for credit losses decreased $0.3 million, or 2%, to $17.2 million, compared with $17.5 million for the six months ended June 30, 2025. The provision for credit losses decreased to 1.4% of the average receivables managed for the six months ended June 30, 2026 from 1.5% for the six months ended June 30, 2025. The provision for credit losses is expected to be approximately 2% or under, on a long-term basis, of the average receivables managed balance. However, the actual losses in any particular quarter or year could deviate from this range.
Cost of Services
For the six months ended June 30, 2026, cost of services for the Finance segment increased $1.0 million, or 3%, to $35.9 million, compared with $34.9 million for the six months ended June 30, 2025. The increase in cost of services was primarily the result of increases in compensation expense of $2.2 million and other miscellaneous expenses aggregating $0.1 million, partially offset by decreases in inventory audit expense of $1.0 million and incentive-based compensation of $0.3 million.
Selling, General and Administrative
Selling, general and administrative expenses for the Finance segment increased $1.3 million, or 5%, to $28.2 million for the six months ended June 30, 2026, compared with $26.9 million for the six months ended June 30, 2025 primarily as a result of an increase in stock-based compensation of $2.6 million, partially offset by decreases in postage expense of $0.6 million, professional fees of $0.4 million and other miscellaneous expenses aggregating $0.3 million.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2026, our sources of liquidity consisted of cash on hand, working capital and amounts available under our Revolving Credit Facilities. Our principal ongoing sources of liquidity consist of cash generated by operations and borrowings under our Revolving Credit Facilities.

	June 30,	December 31,	June 30,
(Dollars in millions)	2026	2025	2025
Cash and cash equivalents	$189.7	$141.5	$119.1
Working capital	478.3	407.7	395.4
Amounts available under the Revolving Credit Facilities	405.7	409.9	410.9
Cash provided by operating activities for the six months ended	212.4		194.2
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
Approximately $85.0 million of available cash was held by our foreign subsidiaries at June 30, 2026. If funds held by our foreign subsidiaries were to be repatriated, state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
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
Debt discounts and issuance costs are presented as a direct reduction from the amount of the related debt liability to arrive at the carrying amount. Unamortized debt discounts and issuance costs totaled $12.5 million and $14.4 million at June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026 and December 31, 2025, there were no borrowings on the Revolving Credit Facilities. We had related outstanding letters of credit in the aggregate amount of $42.6 million at June 30, 2026 and December 31, 2025, which reduce the amount available for borrowings under the Revolving Credit Facilities. Our European operations have lines of credit aggregating $45.7 million (€40 million) of which $0.0 million was drawn at June 30, 2026.
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
Certain covenants contained within the Credit Agreement are critical to an investor’s understanding of our financial liquidity, as the failure to maintain compliance with these covenants could result in a default and allow the lenders under the Credit Agreement to declare all amounts borrowed immediately due and payable. The Credit Agreement contains a financial covenant requiring compliance with a maximum Consolidated Senior Secured Net Leverage Ratio not to exceed 3.5 as of the last day of each fiscal quarter on which any loans under the Revolving Credit Facilities are outstanding. The Consolidated Senior Secured Net Leverage Ratio is calculated as Consolidated Total Debt (as defined in the Credit Agreement) divided by Consolidated EBITDA (as defined in the Credit Agreement) for the last four quarters. Consolidated Total Debt includes, among other things, term loan borrowings, revolving loans, finance lease liabilities and other obligations for borrowed money less Unrestricted Cash (as defined in the Credit Agreement). Consolidated EBITDA is EBITDA (earnings before interest expense, income taxes, depreciation and amortization) adjusted to exclude, among other things, (a) gains and losses from asset sales; (b) unrealized foreign currency translation gains and losses in respect of indebtedness; (c) certain non-recurring gains and losses; (d) stock-based compensation expense; (e) certain other non-cash amounts included in the determination of net income; (f) charges and revenue reductions resulting from purchase accounting; (g) minority interest; (h) consulting expenses incurred for cost reduction, operating restructuring and business improvement efforts; (i) expenses realized upon the termination of employees and the termination or cancellation of leases, software licenses or other contracts in connection with the operational restructuring and business improvement efforts; (j) expenses incurred in connection with permitted acquisitions; (k) any impairment charges or write-offs of intangibles; and (l) any extraordinary, unusual or non-recurring charges, expenses or losses. Our Consolidated Senior Secured Net Leverage Ratio was 1.0 at June 30, 2026.
In addition, the Credit Agreement (see Note 6, "Long-Term Debt" for additional information) contains certain limitations on our ability to pay dividends and other distributions, make certain acquisitions or investments, grant liens and sell assets, and contains certain limitations on our ability to incur indebtedness. The applicable covenants in the Credit Agreement affect our operating flexibility by, among other things, restricting our ability to incur expenses and indebtedness that could be used to grow the business, as well as to fund general corporate purposes. We were in compliance with the covenants in the Credit Agreement at June 30, 2026.

Liquidity
At June 30, 2026, there were no borrowings on the Revolving Credit Facilities. When drawn upon, the Revolving Credit Facilities are classified as current debt based on the Company's past practice of using the Revolving Credit Facilities for short term borrowings. However, the terms of the Revolving Credit Facilities do not require repayment until maturity at June 23, 2028. At June 30, 2026, cash totaled $189.7 million and there was an additional $405.7 million available for borrowing under the Revolving Credit Facilities (net of $42.6 million in outstanding letters of credit). Funds held by our foreign subsidiaries could be repatriated, at which point state and local income tax expense and withholding tax expense would need to be recognized, net of any applicable foreign tax credits.
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
Securitization Facilities
AFC sells the majority of its U.S. dollar denominated finance receivables on a revolving basis and without recourse to AFC Funding Corporation. A securitization agreement allows for the revolving sale by AFC Funding Corporation to a group of bank purchasers of undivided interests in certain finance receivables subject to committed liquidity. The agreement expires on January 31, 2028. AFC Funding Corporation had committed liquidity of $2.0 billion for U.S. finance receivables at June 30, 2026.
We also have an agreement for the securitization of Automotive Finance Canada Inc.'s ("AFCI") receivables, which expires on January 31, 2028. AFCI's committed facility is provided through a third-party conduit (separate from the U.S. facility) and was C$500 million at June 30, 2026. The receivables sold pursuant to both the U.S. and Canadian securitization agreements are accounted for as secured borrowings.
AFC managed total finance receivables of $2,622.5 million and $2,423.5 million at June 30, 2026 and December 31, 2025, respectively. AFC's allowance for losses was $30.0 million and $27.5 million at June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026 and December 31, 2025, finance receivables (inclusive of accrued interest and fees) totaling $2,643.8 million and $2,448.2 million, respectively, served as security for the obligations collateralized by finance receivables. In addition, a cash reserve of 1 or 3 percent of the obligations collateralized by finance receivables was also maintained as security. The amount of the cash reserve depends on circumstances which are set forth in the securitization agreements. The amount above for December 31, 2025, reflects the correction of an error from the $2,803.5 million previously disclosed in the 2025 Form 10-K. At June 30, 2026 and December 31, 2025, there were gross obligations collateralized by finance receivables of $1,897.1 million and $1,771.7 million, respectively, and unamortized securitization issuance costs of approximately $10.1 million and $13.4 million, respectively. After the occurrence of a termination event, as defined in the U.S. securitization agreement, the banks may, and could, cause the stock of AFC Funding Corporation to be transferred to the bank facility, though as a practical matter the bank facility would look to the liquidation of the receivables under the transaction documents as their primary remedy.
Proceeds from the revolving sale of receivables to the bank facilities are used to fund new loans to customers. AFC, AFC Funding Corporation and AFCI must maintain certain financial covenants including, among others, limits on the amount of debt AFC and AFCI can incur, minimum levels of tangible net worth, and other covenants tied to the performance of the finance receivables portfolio. The securitization agreements also incorporate the financial covenants of our Credit Agreement. At June 30, 2026, we were in compliance with the covenants in the securitization agreements.

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
The following tables reconcile net income to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30, 2026
(Dollars in millions)	Marketplace	Finance	Consolidated
Net income	$15.1	$29.2	$44.3
Add back:
Income taxes	7.4	9.4	16.8
Finance interest expense	—	25.7	25.7
Interest expense, net of interest income	9.0	—	9.0
Depreciation and amortization	19.1	3.2	22.3
EBITDA	50.6	67.5	118.1
Non-cash stock-based compensation	6.9	2.0	8.9
Securitization interest	—	(23.1)	(23.1)
Severance	1.1	—	1.1
Foreign currency gains	(1.2)	—	(1.2)
ERP implementation costs	0.5	0.1	0.6
Realized gain on investment securities	(1.3)	—	(1.3)
Other	0.1	—	0.1
Total addbacks (deductions)	6.1	(21.0)	(14.9)
Adjusted EBITDA	$56.7	$46.5	$103.2

	Three Months Ended June 30, 2025
(Dollars in millions)	Marketplace	Finance	Consolidated
Net income	$8.6	$24.8	$33.4
Add back:
Income taxes	7.5	10.8	18.3
Finance interest expense	—	26.9	26.9
Interest expense, net of interest income	1.3	—	1.3
Depreciation and amortization	19.9	3.1	23.0
EBITDA	37.3	65.6	102.9
Non-cash stock-based compensation	3.4	1.0	4.4
Securitization interest	—	(24.4)	(24.4)
Loss on sale of property	7.0	—	7.0
Severance	2.3	0.1	2.4
Foreign currency gains	(5.5)	(0.1)	(5.6)
Total addbacks (deductions)	7.2	(23.4)	(16.2)
Adjusted EBITDA	$44.5	$42.2	$86.7

	Six Months Ended June 30, 2026
(Dollars in millions)	Marketplace	Finance	Consolidated
Net income	$36.3	$56.9	$93.2
Add back:
Income taxes	14.6	18.6	33.2
Finance interest expense	—	50.5	50.5
Interest expense, net of interest income	18.7	—	18.7
Depreciation and amortization	38.8	6.4	45.2
EBITDA	108.4	132.4	240.8
Non-cash stock-based compensation	14.5	4.1	18.6
Securitization interest	—	(45.1)	(45.1)
Severance	2.7	0.1	2.8
Foreign currency gains	(1.1)	(0.1)	(1.2)
ERP implementation costs	0.8	0.2	1.0
Impact of Canadian DST related to prior years	(15.9)	—	(15.9)
Realized gain on investment securities	(1.3)	—	(1.3)
Other	0.2	—	0.2
Total addbacks (deductions)	(0.1)	(40.8)	(40.9)
Adjusted EBITDA	$108.3	$91.6	$199.9

	Six Months Ended June 30, 2025
(Dollars in millions)	Marketplace	Finance	Consolidated
Net income	$15.9	$54.4	$70.3
Add back:
Income taxes	13.3	20.8	34.1
Finance interest expense	—	54.5	54.5
Interest expense, net of interest income	4.7	—	4.7
Depreciation and amortization	39.6	6.1	45.7
EBITDA	73.5	135.8	209.3
Non-cash stock-based compensation	4.9	1.5	6.4
Securitization interest	—	(49.5)	(49.5)
Loss on sale of property	7.0	—	7.0
Severance	4.3	0.1	4.4
Foreign currency gains	(8.8)	(0.1)	(8.9)
Other	0.7	0.1	0.8
Total addbacks (deductions)	8.1	(47.9)	(39.8)
Adjusted EBITDA	$81.6	$87.9	$169.5
Certain of our loan covenant calculations utilize financial results for the most recent four consecutive fiscal quarters. The following table reconciles net income to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended				Twelve Months Ended
(Dollars in millions)	September 30, 2025	December 31, 2025	March 31, 2026	June 30, 2026	June 30, 2026
Net income	$47.9	$59.5	$48.9	$44.3	$200.6
Add back:
Income taxes	8.2	(27.8)	16.4	16.8	13.6
Finance interest expense	28.1	27.3	24.8	25.7	105.9
Interest expense, net of interest income	0.6	9.6	9.7	9.0	28.9
Depreciation and amortization	22.7	23.3	22.9	22.3	91.2
EBITDA	107.5	91.9	122.7	118.1	440.2
Non-cash stock-based compensation	4.4	5.0	9.7	8.9	28.0
Securitization interest	(25.6)	(24.9)	(22.0)	(23.1)	(95.6)
Severance	2.4	2.1	1.7	1.1	7.3
Foreign currency (gains) losses	(1.6)	1.2	—	(1.2)	(1.6)
ERP implementation costs	—	0.6	0.4	0.6	1.6
Impact of Canadian DST related to prior years	—	—	(15.9)	—	(15.9)
Realized gain on investment securities	—	—	—	(1.3)	(1.3)
Other	—	0.1	0.1	0.1	0.3
Total addbacks (deductions)	(20.4)	(15.9)	(26.0)	(14.9)	(77.2)
Adjusted EBITDA	$87.1	$76.0	$96.7	$103.2	$363.0

Summary of Cash Flows

	Six Months Ended June 30,
(Dollars in millions)	2026	2025
Net cash provided by (used by):
Operating activities	$212.4	$194.2
Investing activities	(243.3)	(29.4)
Financing activities	76.8	(218.9)
Effect of exchange rate on cash	(13.5)	19.2
Net increase (decrease) in cash, cash equivalents and restricted cash	$32.4	$(34.9)
Cash flow from operating activities Net cash provided by operating activities was $212.4 million for the six months ended June 30, 2026, compared with $194.2 million for the six months ended June 30, 2025. Cash provided by operating activities for the six months ended June 30, 2026 consisted primarily of cash earnings and an increase in accounts payable and accrued expenses, partially offset by an increase in trade receivables and other assets. Cash provided by operating activities for the six months ended June 30, 2025 consisted primarily of cash earnings and an increase in accounts payable and accrued expenses, partially offset by an increase in trade receivables and other assets. The increase in operating cash flow was primarily attributable to increased profitability, partially offset by changes in operating assets and liabilities as a result of the timing of collections and disbursement of funds to consignors for marketplace sales held near period-ends.
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
Cash flow from investing activities Net cash used by investing activities was $243.3 million for the six months ended June 30, 2026, compared with $29.4 million for the six months ended June 30, 2025. The cash used by investing activities for the six months ended June 30, 2026 was primarily from an increase in finance receivables held for investment and purchases of property, equipment and computer software. The cash used by investing activities for the six months ended June 30, 2025 was primarily from an increase in finance receivables held for investment and purchases of property, equipment and computer software, partially offset by proceeds from the sale of property.
Cash flow from financing activities Net cash provided by financing activities was $76.8 million for the six months ended June 30, 2026, compared with net cash used by operating activities of $218.9 million for the six months ended June 30, 2025. The cash provided by financing activities for the six months ended June 30, 2026 was primarily due to a net increase in obligations collateralized by finance receivables, partially offset by repurchases and retirement of common stock. The cash used by financing activities for the six months ended June 30, 2025 was primarily due to payments on long-term debt, repayments on lines of credit and dividends paid on the Series A Preferred Stock, partially offset by a net increase in obligations collateralized by finance receivables.
Capital Expenditures
Capital expenditures for the six months ended June 30, 2026 and 2025 approximated $26.9 million and $26.1 million, respectively. Capital expenditures were funded from internally generated funds. We continue to invest in our core information technology capabilities and our service locations. Capital expenditures are expected to be approximately $55 million to $60 million for fiscal year 2026. Future capital expenditures could vary substantially based on capital project timing, capital expenditures related to acquired businesses and the initiation of new information systems projects to support our business strategies.

Dividends
In the second quarter of 2026, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware eliminating the Series A Preferred Stock, and the shares that were designated as Series A Preferred Stock were returned to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series. The Series A Preferred Stock ranked senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The holders of the Series A Preferred Stock were entitled to a cumulative dividend at the rate of 7% per annum, payable quarterly in arrears. Dividends were payable in cash or in kind, or in any combination of both, at the option of the Company. For the six months ended June 30, 2026 and 2025, the holders of the Series A Preferred Stock received cash dividends aggregating $5.3 million and $22.2 million, respectively. In the second quarter 2026, the holders of the Series A Preferred Stock elected to convert the remaining shares of Series A Preferred Stock into shares of common stock (a non-cash transaction). The total shares of common stock converted included approximately $3.3 million in accrued dividends through the dates of conversion. The holders of the Series A Preferred Stock were also entitled to participate in dividends declared or paid on our common stock on an as-converted basis. There were no shares of Series A Preferred Stock outstanding at June 30, 2026.
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
Off-Balance Sheet Arrangements
As of June 30, 2026, we had no off-balance sheet arrangements pursuant to Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency
Our foreign currency exposure is limited and arises from transactions denominated in foreign currencies, particularly intercompany loans, as well as from translation of the results of operations from our Canadian and, to a lesser extent, United Kingdom and Continental Europe subsidiaries. However, fluctuations between U.S. and non-U.S. currency values may adversely affect our results of operations and financial position. We have not entered into any foreign exchange contracts to hedge changes in the Canadian dollar, British pound or euro. Foreign currency gains on intercompany loans were approximately $1.2 million for the three and six months ended June 30, 2026, respectively, and foreign currency gains on intercompany loans were approximately $5.6 million and $8.9 million for the three and six months ended June 30, 2025, respectively. Canadian currency translation positively affected net income by approximately $0.0 million and $1.0 million for the three and six months ended June 30, 2026, respectively. Currency translation of the euro positively affected net income by approximately $0.1 million and $0.5 million for the three and six months ended June 30, 2026, respectively. A 1% change in the month-end Canadian dollar exchange rate for the six months ended June 30, 2026 would have impacted foreign currency on intercompany loans by $2.1 million and net income by $1.6 million. A 1% change in the month-end euro exchange rate for the six months ended June 30, 2026 would have impacted foreign currency on intercompany loans by $0.6 million and net income by $0.5 million. A 1% change in the average Canadian dollar exchange rate for the three and six months ended June 30, 2026 would have impacted net income by approximately $0.3 million and $0.6 million, respectively. Currency exposure of our U.K. and European operations is not material to the results of operations.
Interest Rates
We are exposed to interest rate risk on our variable rate borrowings. Accordingly, interest rate fluctuations affect the amount of interest expense we are obligated to pay. We do not currently use interest rate contracts to manage our exposure to interest rate changes.
A sensitivity analysis of the impact on our variable rate corporate debt instruments to a hypothetical 100 basis point increase in short-term rates (SOFR/CORRA) for the three and six months ended June 30, 2026 would have resulted in an increase in interest expense of approximately $1.4 million and $2.8 million, respectively.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities made by OPENLANE during the period covered by this report.
Issuer Purchases of Equity Securities
The following table provides information about purchases by OPENLANE, Inc. of its shares of common stock during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (Dollars in millions)
April 1 - April 30	84,018	$29.90	84,018	$176.0
May 1 - May 31	81,625	35.82	81,625	173.1
June 1 - June 30	436,457	37.75	436,457	156.6
Total	602,100	$36.39	602,100

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
Item 5.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the second quarter of 2026, none of the Company’s directors or executive officers adopted a Rule 10b5-1 trading plan, terminated or modified a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Securities and Asset Purchase Agreement, dated as of February 24, 2022, by and among OPENLANE, Inc., Carvana Group, LLC and Carvana Co. solely for purposes of Section 10.15 thereof as guarantor	8-K	001-34568	2.1	2/24/2022

3.1a	Amended and Restated Certificate of Incorporation of OPENLANE, Inc.	10-Q	001-34568	3.1	8/3/2016

3.1b	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OPENLANE, Inc.	8-K	001-34568	3.1	5/12/2023

3.2	Second Amended and Restated By-Laws of OPENLANE, Inc.	8-K	001-34568	3.1	11/4/2014

3.3	Certificate of Designations Designating the Series A Convertible Preferred Stock	8-K	001-34568	3.1	6/10/2020

3.4	Certificate of Elimination of the Series A Convertible Preferred Stock of OPENLANE, Inc.	8-K	001-34568	3.1	5/29/2026

4.1	Form of common stock certificate	S-1/A	333-161907	4.15	12/10/2009

4.2	Description of the Company's securities	10-K	001-34568	4.3	2/19/2020

10.1a	Credit Agreement, dated as of June 23, 2023, among the OPENLANE, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent	8-K	001-34568	10.1	6/26/2023

10.1b	First Amendment Agreement, dated as of January 19, 2024, by and among OPENLANE, Inc., ADESA Auctions Canada Corporation, certain other subsidiaries of OPENLANE, Inc. party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-34568	10.1	1/22/2024

10.1c	Second Amendment Agreement, dated as of October 8, 2025, by and among OPENLANE, Inc., certain other subsidiaries of the Company party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-34568	10.1	10/8/2025

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1d		Third Amendment Agreement, dated as of June 30, 2026, by and among OPENLANE, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent					X

10.2a	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and Peter J. Kelly	10-Q	001-34568	10.9	5/7/2020

10.2b	*	Amendment No. 1 to Employment Agreement, dated March 1, 2021, between OPENLANE, Inc. and Peter J. Kelly	8-K	001-34568	10.2	3/2/2021

10.3	*	Employment Agreement, dated April 22, 2025 (effective May 27, 2025), between OPENLANE, Inc. and Bradley Herring	8-K	001-34568	10.1	4/22/2025

10.4	*	Employment Agreement, dated October 26, 2021, between OPENLANE, Inc. and James Coyle	10-K	001-34568	10.6	2/23/2022

10.5	*	Employment Agreement, dated April 1, 2024, between OPENLANE, Inc. and William C. Mitchell	10-K	001-34568	10.6	2/20/2025

10.6	*	Employment Agreement, dated March 9, 2020, between OPENLANE, Inc. and Charles S. Coleman	10-K	001-34568	10.7	2/20/2025

10.7	*	OPENLANE, Inc. Annual Incentive Program Summary of Terms 2025	10-K	001-34568	10.9	2/20/2025

10.8	*	OPENLANE, Inc. Annual Incentive Program Summary of Terms 2026	10-K	001-34568	10.8	2/18/2026

10.9a	^	Amended and Restated Purchase and Sale Agreement, dated May 31, 2002, between AFC Funding Corporation and Automotive Finance Corporation	S-4	333-148847	10.32	1/25/2008

10.9b		Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated June 15, 2004	S-4	333-148847	10.33	1/25/2008

10.9c		Amendment No. 2 to Amended and Restated Purchase and Sale Agreement, dated January 18, 2007	S-4	333-148847	10.34	1/25/2008

10.9d	^	Amendment No. 3 to Amended and Restated Purchase and Sale Agreement, dated April 20, 2007	S-4	333-148847	10.35	1/25/2008

10.9e		Amendment No. 4 to Amended and Restated Purchase and Sale Agreement, dated January 30, 2009	10-K	001-34568	10.19e	2/28/2012

10.9f		Amendment No. 5 to Amended and Restated Purchase and Sale Agreement, dated April 25, 2011	10-K	001-34568	10.19f	2/28/2012

10.10a	+	Tenth Amended and Restated Receivables Purchase Agreement, dated September 28, 2022, by and among Automotive Finance Corporation, AFC Funding Corporation, Fairway Finance Company, LLC, Fifth Third Bank, National Association, Chariot Funding LLC, PNC Bank, National Association, Thunder Bay Funding, LLC, Truist Bank, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Bank of Montreal	10-Q	001-34568	10.11	11/2/2022

10.10b	+	First Amendment and Joinder, dated September 27, 2024, to the Tenth Amended and Restated Receivables Purchase Agreement	10-Q	001-34568	10.12b	11/7/2024

10.11a	+	Receivables Purchase Agreement, dated March 1, 2023, between Automotive Finance Canada Inc., OPENLANE, Inc., Computershare Trust Company of Canada, the Agents Parties to the Loan Agreement and BMO Nesbitt Burns Inc.	10-Q	001-34568	10.14	5/3/2023

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11b		Amendment No. 1 to the Receivables Purchase Agreement, dated September 27, 2024	10-Q	001-34568	10.13b	11/7/2024

10.11c		Amendment No. 2 to the Receivables Purchase Agreement, dated May 23, 2025	10-Q	001-34568	10.11c	8/6/2025

10.11d		Amendment No. 3 to the Receivables Purchase Agreement, dated November 18, 2025	8-K	001-34568	10.1	11/18/2025

10.12		Form of Indemnification Agreement	8-K	001-34568	10.1	12/17/2013

10.13a	*	KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan, as Amended June 10, 2014	DEF 14A	001-34568	Appendix A	4/29/2014

10.13b	*	First Amendment to the KAR Auction Services, Inc. 2009 Omnibus Stock and Incentive Plan	10-K	001-34568	10.24b	2/18/2016

10.13c	*	KAR Auction Services, Inc. Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 4, 2021	DEF 14A	001-34568	Annex I	4/23/2021

10.13d	*	OPENLANE, Inc. Second Amended and Restated 2009 Omnibus Stock and Incentive Plan, as Amended and Restated June 7, 2024	DEF 14A	001-34568	Annex I	4/26/2024

10.14	*	KAR Auction Services, Inc. Amended and Restated Employee Stock Purchase Plan	10-Q	001-34568	10.27	8/5/2020

10.15a	*	KAR Auction Services, Inc. Directors Deferred Compensation Plan, effective December 10, 2009	10-Q	001-34568	10.62	8/4/2010

10.15b	*	Amendment No. 1 to the KAR Auction Services, Inc. Directors Deferred Compensation Plan, dated as of June 28, 2019	10-Q	001-34568	10.28b	11/6/2019

10.16	*	Director Restricted Share Agreement	10-Q	001-34568	10.29	8/7/2019

10.17	*	Form of 2022 Restricted Stock Unit Award Agreement	10-K	001-34568	10.22	3/9/2023

10.18	*	Form of 2025 and 2026 Restricted Stock Unit Award Agreement for Section 16 Officers	10-K	001-34568	10.21	2/20/2025

10.19	*	Form of Non-Qualified Stock Option Award Agreement	10-K	001-34568	10.30	2/18/2021

10.20	*	Form of 2022 Performance-Based Restricted Stock Unit Agreement (Cumulative Operating Adjusted Net Income Per Share)	10-K	001-34568	10.38	2/19/2020

10.21	*	Form of 2022 Amended and Restated Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA)	10-Q	001-34568	10.25	11/2/2022

10.22	*	Form of 2023 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)	10-K	001-34568	10.27	3/9/2023

10.23	*	Form of 2024 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)	10-K	001-34568	10.28	2/21/2024

10.24	*	Form of 2025 and 2026 Performance-Based Restricted Stock Unit Agreement (Cumulative Adjusted EBITDA and Relative Total Shareholder Return)	10-K	001-34568	10.27	2/20/2025

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.25	Investment Agreement, dated as of May 26, 2020, by and between OPENLANE, Inc. and Ignition Parent LP	8-K	001-34568	10.1	5/27/2020

10.26a	Investment Agreement, dated as of May 26, 2020, by and between OPENLANE, Inc. and Periphas Capital GP, LLC	8-K	001-34568	10.2	5/27/2020

10.26b	Assignment and Assumption Agreement, dated as of June 9, 2020, by and between Periphas Capital GP, LLC and Periphas Kanga Holdings, L.P.	10-K	001-34568	10.37b	2/18/2021

10.27	Registration Rights Agreement, dated as of June 10, 2020, by and among OPENLANE, Inc. and Ignition Parent LP	8-K	001-34568	10.1	6/10/2020

10.28	Registration Rights Agreement, dated as of June 29, 2020, by and between OPENLANE, Inc. and Periphas Kanga Holdings, LP	8-K	001-34568	10.1	6/29/2020

10.29	Preferred Stock Repurchase Agreement, dated September 9, 2025, by and between OPENLANE, Inc. and Ignition Acquisition Holdings LP.	8-K	001-34568	10.1	9/9/2025

10.30	Preferred Stock Repurchase Agreement, dated September 9, 2025, by and between OPENLANE, Inc. and Periphas Kanga Holdings, LP.	8-K	001-34568	10.2	9/9/2025

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following materials from OPENLANE, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025; (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025; (iii) the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (iv) the Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2026 and 2025; (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; and (vi) the Condensed Notes to Consolidated Financial Statements.
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

OPENLANE, Inc.
(Registrant)

Date:	August 4, 2026	/s/ BRADLEY HERRING
Bradley Herring Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)